Form 10-Q
period 1996-03-31
SONAT OFFSHORE DRILLING INC
filed 1996-05-13
CIK 314047

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________


                      Commission file number    1-7746
                                               ---------


                         SONAT OFFSHORE DRILLING INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      72-0464968
          --------                                      ----------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   4 Greenway Plaza, Houston, Texas                        77046
   --------------------------------                        -----
(Address of principal executive offices)                (Zip Code)

                                 (713) 871-7500
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                         -------   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 28,474,838 shares outstanding as of May 1, 1996.

                         SONAT OFFSHORE DRILLING INC.

                              INDEX TO FORM 10-Q

                         QUARTER ENDED MARCH 31, 1996

                                                            Page
                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations
   Three Months Ended March 31, 1996 and 1995..............  2

Condensed Consolidated Balance Sheets
   March 31, 1996 and December 31, 1995....................  3

Condensed Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1996 and 1995..............  5

Notes to Condensed Consolidated Financial Statements.......  6

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations........................  7

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K................... 11


SIGNATURES................................................. 12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 SONAT OFFSHORE DRILLING INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                                --------------------
                                                                   1996      1995
                                                                ---------  ---------

Operating Revenues                                               $81,220    $70,726
- - ----------------------------------------------------             -------    -------

Costs and Expenses
 Operating and maintenance                                        56,155     48,652
 Depreciation                                                      6,058      6,278
 General and administrative                                        5,056      5,088
- - ----------------------------------------------------             -------    -------
                                                                  67,269     60,018
- - ----------------------------------------------------             -------    -------

Operating Income                                                  13,951     10,708
- - ----------------------------------------------------             -------    -------

Other Income (Expense), Net
 Equity in earnings of joint ventures                              1,180        259
 Interest income                                                   1,522        658
 Interest expense                                                   (442)      (573)
 Interest income related to settlement of tax case                   983          -
 Other, net                                                          969        289
- - ----------------------------------------------------             -------    -------
                                                                   4,212        633
- - ----------------------------------------------------             -------    -------

Income Before Income Taxes                                        18,163     11,341

Income Taxes                                                       6,338      4,065
- - ----------------------------------------------------             -------    -------

Net Income                                                       $11,825    $ 7,276
====================================================             =======    =======

Earnings Per Share of Common Stock                                 $0.42      $0.26
====================================================             =======    =======

Weighted Average Shares Outstanding                               28,435     28,372
- - ----------------------------------------------------             -------    -------

Dividends Paid Per Share                                           $0.06      $0.06
====================================================             =======    =======

           See Notes to Condensed Consolidated Financial Statements

                 SONAT OFFSHORE DRILLING INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                           March 31,  December 31,
                                                             1996         1995
                                                           ---------  ------------
ASSETS

Cash and Cash Equivalents                                   $106,385      $112,972
Accounts Receivable                                           58,364        52,833
Deferred Income Taxes                                          6,643         9,336
Costs Incurred on Turnkey Drilling Projects in Progress        9,684         1,002
Materials and Supplies                                         9,924        10,195
Prepayments                                                    6,070         8,693
- - ---------------------------------------------------------   --------      --------
 Total Current Assets                                        197,070       195,031
- - ---------------------------------------------------------   --------      --------

Investments in and Advances to Joint Ventures                 29,508        31,891

Property and Equipment                                       694,374       666,526
Less Accumulated Depreciation                                368,798       363,057
- - ---------------------------------------------------------   --------      --------
 Property and Equipment, net                                 325,576       303,469
- - ---------------------------------------------------------   --------      --------

Other Assets                                                   9,628        11,873
- - ---------------------------------------------------------   --------      --------

 Total Assets                                               $561,782      $542,264
=========================================================   ========      ========

           See Notes to Condensed Consolidated Financial Statements

                 SONAT OFFSHORE DRILLING INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                               March 31,  December 31,
                                                 1996         1995
                                               ---------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable
 Trade                                          $ 19,748      $ 14,213
 Affiliates                                        6,608         6,480
Accrued Income Taxes                              17,325        11,272
Income Taxes Payable to Affiliate                  3,028         3,028
Other Current Liabilities                         21,656        27,151
- - ---------------------------------------------   --------      --------
 Total Current Liabilities                        68,365        62,144
- - ---------------------------------------------   --------      --------

Notes Payable                                     30,000        30,000
Deferred Income Taxes                             63,483        66,405
Other Long-Term Liabilities                       26,283        20,142
- - ---------------------------------------------   --------      --------
 Total Long-Term Liabilities                     119,766       116,547
- - ---------------------------------------------   --------      --------

Preferred Stock, $0.10 par value;
 50,000,000 shares authorized,
 none issued and outstanding                           -             -
Common Stock, $0.01 par value;
 55,000,000 shares authorized,
 28,466,489 and 28,414,753 shares
 issued and outstanding at March 31, 1996
 and December 31, 1995, respectively                 285           284
Additional Paid-in Capital                       307,051       307,093
Retained Earnings                                 66,315        56,196
- - ---------------------------------------------   --------      --------
 Total Stockholders' Equity                      373,651       363,573
- - ---------------------------------------------   --------      --------

 Total Liabilities and Stockholders' Equity     $561,782      $542,264
=============================================   ========      ========

           See Notes to Condensed Consolidated Financial Statements

                 SONAT OFFSHORE DRILLING INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                           1996       1995
                                                         --------    -------
Cash Flows from Operating Activities
 Net income                                              $ 11,825    $ 7,276
 Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation                                                6,058      6,278
Deferred income taxes                                          78      3,027
Equity in earnings of joint ventures                       (1,180)      (259)
Gain on disposal of assets                                 (1,061)      (179)
Other, net                                                  6,442       (581)
Changes in operating assets and liabilities
  Accounts receivable                                      (5,531)    (4,043)
  Turnkey work in progress                                 (8,682)    (5,923)
  Accounts payable                                          5,663     (1,548)
  Income taxes receivable/payable, net                      6,053      1,245
  Other current assets                                      1,895         34
  Other current liabilities                                (5,495)       421
- - ------------------------------------------------------   --------    -------
 Net cash provided by operating activities                 16,065      5,748
- - ------------------------------------------------------   --------    -------

Cash Flows from Investing Activities
 Capital expenditures                                     (26,230)    (1,597)
 Proceeds from disposal of assets                           1,247        287
 Joint ventures and other investments                       3,563         (9)
- - ------------------------------------------------------   --------    -------
 Net cash used in investing activities                    (21,420)    (1,319)
- - ------------------------------------------------------   --------    -------

Cash Flows from Financing Activities
 Changes in minority interest                                  27       (573)
 Exercise of stock options                                    458          -
 Other                                                        (11)         -
 Dividends paid                                            (1,706)    (1,702)
- - ------------------------------------------------------   --------    -------
 Net cash used in financing activities                     (1,232)    (2,275)
- - ------------------------------------------------------   --------    -------

Net Increase (Decrease) in Cash and Cash Equivalents       (6,587)     2,154
- - ------------------------------------------------------   --------    -------

Cash and Cash Equivalents at Beginning of Period          112,972     46,830
- - ------------------------------------------------------   --------    -------

Cash and Cash Equivalents at End of Period               $106,385    $48,984
======================================================   ========    =======

Supplemental Disclosures of Cash Flow Information
 Cash paid for
Interest                                                 $  1,068    $ 1,066
Income taxes, net                                             208         46

           See Notes to Condensed Consolidated Financial Statements

                 SONAT OFFSHORE DRILLING INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (Unaudited)

NOTE 1 - GENERAL

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 annual report on Form 10-K.

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

NOTE 2 - PURCHASE AND CONVERSION OF DRILLING RIG

In February 1996 the Company entered into an agreement with Far East Levingston Shipbuilding Limited ("FELS") for the purchase of a multi service vessel, the
MSV P.Portia, and its conversion to a deep-water drilling unit.   The Company
anticipates spending approximately $100.0 million in 1996 and $58.0 million in 1997 in connection with the purchase and conversion of this vessel. The Company spent $21.0 million in the first quarter of 1996, with a total of $23.0 million spent cumulatively in connection with this purchase and conversion.

NOTE 3 - SUBSEQUENT EVENT

On May 2, 1996, the Company announced that it had reached an agreement in principle with Transocean ASA ("Transocean"), a Norwegian offshore drilling company, for the combination of the Company and Transocean. Under the contemplated transaction, a newly formed U.S. holding company to be called Transocean Offshore would own the Company and Transocean. Each Company share would be converted into one share of Transocean Offshore stock, or a total of approximately 28.5 million shares. Each share of Transocean would be exchangeable for .412 shares of Transocean Offshore stock and $5.45 in cash, or a total of approximately 22.3 million shares and $295 million in cash. Consummation of the transaction is subject to a variety of conditions, including negotiation of a definitive agreement, approval by the shareholders of both companies, and receipt of necessary government approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Sonat Offshore Drilling Inc. and its consolidated subsidiaries (the "Company") provide contract drilling services for oil and gas wells located in offshore areas throughout the world. A broad array of integrated services are provided to customers on either a dayrate or turnkey basis. The Company's fleet of mobile offshore drilling rigs includes some of the industry's most technically advanced rigs. The Company plans to continue to invest in its existing fleet and to continually review opportunities for fleet additions to meet increasing customer demands. The Company regularly reviews possible acquisitions of businesses and drilling units, and may from time to time in the future, make significant capital commitments for such purposes.

In February 1996 the Company entered into an agreement for the purchase of a multi-service vessel, the MSV P.Portia, and its conversion to a deep-water drilling unit. Capital upgrades are planned for six of the Company's rigs during 1996 to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's drilling units.

On May 2, 1996, the Company announced that it had reached an agreement in principle with Transocean ASA ("Transocean"), a Norwegian offshore drilling company, for the combination of the Company and Transocean. Under the contemplated transaction, a newly formed U.S. holding company to be called Transocean Offshore would own the Company and Transocean. Each Company share would be converted into one share of Transocean Offshore stock, or a total of approximately 28.5 million shares. Each share of Transocean would be exchangeable for .412 shares of Transocean Offshore stock and $5.45 in cash, or a total of approximately 22.3 million shares and $295 million in cash. Consummation of the transaction is subject to a variety of conditions, including negotiation of a definitive agreement, approval by the shareholders of both companies, and receipt of necessary government approvals.

OPERATING RESULTS

Summary

Net income for the quarter ended March 31, 1996 was $11.8 million compared to net income of $7.3 million in 1995. This increase of $4.5 million was due to increases in both operating income and other income, slightly offset by the related increase in income taxes.

Comparative data relating to the Company's revenues and operating income by segment and geographic area is as follows:

                                    Three Months Ended
                                        March 31,
                                 ------------------------
                                   1996         1995
                                 ---------  -------------
                                      (In thousands)
REVENUES
Dayrate Operations
 U.S. Gulf of Mexico              $28,445        $24,874
 Europe                            27,334         26,311
 Other Western Hemisphere           6,141          6,047
 Middle East/Africa                13,421          7,061
- - -------------------------------   -------        -------
                                   75,341         64,293
                                  -------        -------
Turnkey Operations
 U.S. Gulf of Mexico                4,012          6,927
 Other Western Hemisphere           1,867              -
- - -------------------------------   -------        -------
                                    5,879          6,927
                                  -------        -------

Intersegment Eliminations (A)           -           (494)
- - -------------------------------   -------        -------
  Total Revenues                  $81,220        $70,726
===============================   =======        =======

OPERATING INCOME (LOSS)
Dayrate Operations
 U.S. Gulf of Mexico              $ 8,250        $ 5,502
 Europe                             6,569          7,142
 Other Western Hemisphere           1,284          1,069
 Middle East/Africa                 3,205          2,587
 Other                               (435)          (117)
- - -------------------------------   -------        -------
                                   18,873         16,183
                                  -------        -------
Turnkey Operations
 U.S. Gulf of Mexico                   99            592
 Other Western Hemisphere             294           (935)
 Other                               (105)             -
- - -------------------------------   -------        -------
                                      288           (343)
                                  -------        -------

Corporate expenses                 (5,210)        (5,132)
- - -------------------------------   -------        -------
  Operating Income                $13,951        $10,708
===============================   =======        =======

(A) Intersegment eliminations reflect the elimination of the dayrate revenues earned when the Company's rigs are utilized in its turnkey operations.

Quarter ended March 31, 1996, compared to Quarter ended March 31,1995

Revenues increased to $81.2 million for the quarter ended March 31, 1996 from $70.7 million for the prior year quarter, an increase of $10.5 million or 15 percent. Operating income increased by $3.2 million or 30 percent, up from $10.7 million in the first quarter of 1995 to $13.9 million in the same quarter of 1996. The increase in revenues was primarily attributable to improved dayrates during the current quarter. Since operating expenses do not necessarily increase with higher dayrates, the increase in operating income for the first quarter of 1996 compared to the first quarter of 1995 is attributable to higher revenues without a corresponding increase in expenses.

Revenues and operating income from dayrate operations increased in the first quarter of 1996 compared to the same quarter of 1995.The increases in the U.S. Gulf of Mexico reflect a shift in the operations of one rig to the area from offshore Italy (included in Europe), where it worked during the first quarter of 1995. The increases in the U.S. Gulf of Mexico also resulted from dayrate increases which were offset by decreased utilization of one of the drillships in drydock for a scheduled survey and water depth upgrade during part of the 1996 quarter. While in drydock, additional maintenance costs were incurred on special projects. The 1995 quarter includes revenues and operating income of $5.8 million and $.6 million, respectively, for five bottom supported rigs located in the U.S. Gulf of Mexico that were sold in the third quarter of 1995.

Revenues and operating income from the Middle East/Africa increased primarily due to integrated services provided in Qatar in the first quarter of 1996. No such services were provided during the prior year's first quarter. In Europe, the increases resulted primarily from significantly higher dayrates earned in the first quarter of 1996 over the prior year quarter, partially offset by the shift in operations of one of the rigs from Europe to the U.S. Gulf of Mexico.

Revenues from turnkey operations were $5.9 million for the 1996 quarter as compared to $6.9 million for the prior year quarter. In the first quarter of 1996, one turnkey well was completed in the U.S. Gulf of Mexico versus two completed turnkey wells in the U.S. Gulf of Mexico in the first quarter of 1995. Turnkey operations in 1995 included an estimated loss of $1.7 million for the first well in a five-well Pemex project, resulting in turnkey operating loss of $.3 million for the 1995 quarter.

Other income increased to $4.2 million in the first quarter of 1996, up from $0.6 million in the prior year quarter, an increase of $3.6 million. Equity in earnings of joint ventures increased by $0.9 million primarily as a result of higher dayrates earned by the two rigs owned by Arcade Drilling as. Interest income increased due to higher cash balances during the first quarter 1996 compared to the first quarter 1995. Interest income also included $1.0 million related to the finalization of the interest component on a previously settled tax case. Other income included a gain of $0.8 million on the sale of Sonat Inc. stock owned by the Company.

Income tax expense increased $2.3 million in the first quarter of 1996 due to increased pre-tax income.

MARKET OUTLOOK

The Company achieved an average fleet utilization of 88 percent in the first quarter of 1996 compared to 90 percent (excluding the six bottom supported rigs sold in the third quarter of 1995) in the comparable 1995 quarter. Utilization of the floating drilling equipment, which in 1996 included seven semisubmersibles and two deep-water drillships, was 96 percent compared to 95 percent in 1995.

The improved demand and higher dayrates in the deep-water and harsh environment markets that began in 1995 continued into the first quarter of 1996. The improvement in the markets was due to increased interest by major operators in harsh environment and deep-water locations.

The demand for floating drilling rigs in the U.S. Gulf of Mexico remains strong. After the completion of its current contract in Brazil, expected to be in late 1996, the Discoverer Seven Seas is committed to begin work with Exxon which will keep the rig utilized for up to two years. The Discoverer 534 is under contract with Shell Offshore and Amoco at higher dayrates than it earned in 1995. These contracts are expected to keep the drilling unit utilized until October 1998. The Sonat Rather and Sonat Richardson are operating for Shell Offshore under contracts which are at higher dayrates than earned in 1995 and which will keep both rigs occupied into 1998.

The North Sea market continues to strengthen. The John Shaw is operating for Amerada Hess through November 1996 at rates significantly higher than those earned in 1995. The Henry Goodrich, a fourth-generation semisubmersible owned by Arcade Drilling as. and managed by the Company, is operating for Shell U.K. through September 1996. The contract with Shell U.K. may be extended, at the client's election, through September 1997. Offshore Norway, the Polar Pioneer is under contract with Norsk Hydro through mid-1997. Contract options with Norsk Hydro could keep the rig operating for an additional four years.

In April 1996, turnkey operations were successfully completed on the fourth well of the multi-well program offshore Mexico for Pemex. A fifth well is expected to begin immediately after the completion of certain work on the fourth well being performed on a daywork basis. In the U.S. Gulf of Mexico, turnkey operations were completed on one well during the first quarter of 1996 and were
in progress on a second well at the end of the quarter.   Two additional wells
in the U.S. Gulf of Mexico are expected to begin in the second quarter of 1996. A one-well project offshore Senegal is expected to begin in the second quarter of 1996.

Historically, the contract drilling market has been highly competitive and cyclical, and the Company cannot predict the extent to which the current market conditions will continue.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for the three months ended March 31, 1996 increased $10.3 million from $5.7 million in 1995 to $16.0 million in 1996. The higher level of cash provided by operations during the current year quarter resulted in part from an increase in operating income earned in 1996 versus 1995 as discussed above. In addition, a $6.0 million increase in cash provided by operations (included in Other net cash provided by operating activities) resulted from capital upgrade fees received from a client which will be recognized as revenue over the term of the contract beginning in the second quarter of 1996.

Cash used in investing activities increased by $20.1 million, primarily as a result of progress payments made for the purchase and conversion of the multi-service vessel, the MSV P.Portia. This purchase, together with additions and improvements to existing rigs, is expected to result in capital spending of approximately $150.0 million during 1996.

The Company's current turnkey projects scheduled for 1996 are expected to require a working capital commitment of $10.0 million to $14.0 million. These amounts should be recovered from payments received upon completion of turnkey contracts. Additional working capital commitments could be required if the Company is successful in obtaining additional turnkey projects.

The Company tendered the Offshore Bahram, which sank in January 1996 while in tow offshore Egypt, to the insurance company as a total constructive loss and is awaiting a response from the insurance company. The rig is insured for more than the net book value of the unit.

The Company plans to fund the cash requirements of the conversion of the MSV P.Portia, other capital expenditures and the proposed Transocean Offshore transaction with existing cash balances, borrowings under its credit facility and issuance of additional long-term debt. The Company has no definitive arrangements relating to the issuance of such long-term debt, but has entered into discussions with its bank group regarding its financing alternatives and is confident of its ability to finalize necessary financing absent significant changes in the capital markets.

The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its credit facility and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995 the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement provides authoritative guidance on when an impairment loss should be recognized and how the amount of that loss should be calculated. The Company adopted SFAS No. 121 in the first quarter of 1996. Its adoption had no effect on the financial statements.

In October 1995 the FASB issued SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation. SFAS No. 123 establishes an alternative method of accounting for stock-based compensation to the method outlined in the Accounting Principles Board Opinion No. 25. This new computation is based on the fair value of stock options and similar instruments. SFAS No. 123 encourages, but does not require, adoption of that method. The Company adopted the disclosure provisions of SFAS No. 123 in the first quarter of 1996 with no disclosures required before the 1996 annual report.

PART II - OTHER INFORMATION

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a)                     Exhibits

The following exhibits are filed in connection with this Report (for conveninece of reference, exhibits are listed according to numbers assigned in the exhibit tables of Item 601 of Regulation S-K under the Securities Exchange Act of 1934 and compensatory plans are indicated by an asterisk):



      EXHIBIT NUMBER          DESCRIPTION                METHOD OF FILING
      --------------          -----------                ----------------


          10-(1)      Long-Term Incentive Plan           Filed herewith.
                      of Sonat Offshore Drilling Inc.
                      as amended and restated as of
                      April 26, 1996.*

          27-(1)      Financial Data Schedule.           Filed with EDGAR
                                                         filing only.


(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the first quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     SONAT OFFSHORE DRILLING INC.
                              (Registrant)



Date: May 13, 1996  /s/ Robert L. Long
                    -------------------------------------
                    Robert L. Long
                    Senior Vice President



Date: May 13, 1996  /s/ Barbara S. Koucouthakis
                    -------------------------------------
                    Barbara S. Koucouthakis
                    Vice President and Controller