Form 10-Q
period 1996-06-30
SONAT OFFSHORE DRILLING INC
filed 1996-08-09
CIK 314047

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________


                      Commission file number    1-7746


                         SONAT OFFSHORE DRILLING INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                  72-0464968
          --------                                  ----------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)

    4 Greenway Plaza, Houston, Texas                   77046
    --------------------------------                   -----
(Address of principal executive offices)             (Zip Code)

                                (713) 871-7500
                                --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                         -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 28,476,589 shares outstanding as of July 31, 1996.

                         SONAT OFFSHORE DRILLING INC.

                              INDEX TO FORM 10-Q

                          QUARTER ENDED JUNE 30, 1996

                                                                  Page

PART I - FINANCIAL INFORMATION
- ------------------------------

    ITEM 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations
          Three and Six Months Ended June 30, 1996 and 1995.......  2

         Condensed Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995.....................  3

         Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1996 and 1995.................  5

         Notes to Condensed Consolidated Financial Statements.....  6

    ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................  8

PART II - OTHER INFORMATION
- ---------------------------

    ITEM 4. Submission of Matters to a Vote of Security Holders... 16

    ITEM 6. Exhibits and Reports on Form 8-K...................... 16


SIGNATURES........................................................ 17
- ----------


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 SONAT OFFSHORE DRILLING INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per-share data)
                                  (Unaudited)

                                                                          Three Months Ended                 Six Months Ended
                                                                                June 30,                         June 30,
                                                                      ----------------------------      --------------------------
                                                                          1996            1995             1996           1995
                                                                      -----------      -----------      ----------      ----------
Operating Revenues                                                       $108,881          $85,510        $190,101        $156,236
- ---------------------------                                              --------          -------        --------        --------
Costs and Expenses
 Operating and maintenance                                                 67,173           61,066         123,328         109,718
 Depreciation                                                               6,300            6,237          12,358          12,515
 General and administrative                                                 5,174            6,294          10,230          11,382
                                                                         --------          -------        --------        --------
                                                                           78,647           73,597         145,916         133,615
                                                                         --------          -------        --------        --------

Operating Income                                                           30,234           11,913          44,185          22,621
- ---------------------------                                              --------          -------        --------        --------

Other Income (Expense), Net
 Equity in earnings of joint ventures                                       1,423              612           2,603             871
 Interest income                                                            1,189              769           2,711           1,427
 Interest expense, net                                                        (91)            (580)           (533)         (1,153)
 Interest income related to settlement of tax case                              -                -             983               -
 Other, net                                                                 6,488              141           7,457             430
                                                                         --------          -------        --------        --------
                                                                            9,009              942          13,221           1,575
                                                                         --------          -------        --------        --------

Income Before Income Taxes                                                 39,243           12,855          57,406          24,196
Income Taxes                                                               13,766            4,665          20,104           8,730
                                                                         --------          -------        --------        --------

Net Income                                                               $ 25,477          $ 8,190        $ 37,302        $ 15,466
                                                                         ========          =======        ========        ========

Earnings Per Share of  Common Stock                                      $   0.89          $  0.29        $   1.31        $   0.54
                                                                         ========          =======        ========        ========
Weighted Average Shares Outstanding                                        28,474           28,385          28,455          28,379
                                                                         --------          -------        --------        --------

Dividends Paid Per Share                                                 $   0.06          $  0.06        $   0.12        $   0.12
                                                                         ========          =======        ========        ========

           See Notes to Condensed Consolidated Financial Statements.

                 SONAT OFFSHORE DRILLING INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                           June 30,   December 31,
                                                             1996         1995
                                                           ---------  ------------
ASSETS

Cash and Cash Equivalents                                   $ 60,431      $112,972
Accounts Receivable                                           72,894        52,833
Deferred Income Taxes                                          7,130         9,336
Costs Incurred on Turnkey Drilling Projects in Progress        7,398         1,002
Materials and Supplies                                         9,234        10,195
Prepayments                                                    4,899         8,693
                                                            --------      --------
 Total Current Assets                                        161,986       195,031
                                                            --------      --------

Investments in and Advances to Joint Ventures                 30,931        31,891

Property and Equipment                                       723,189       666,526
Less Accumulated Depreciation                                352,960       363,057
                                                            --------      --------
 Property and Equipment, net                                 370,229       303,469
                                                            --------      --------

Other Assets                                                  11,370        11,873
                                                            --------      --------

 Total Assets                                               $574,516      $542,264
                                                            ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                 SONAT OFFSHORE DRILLING INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                               June 30,   December 31,
                                                 1996         1995
                                               ---------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable
 Trade                                          $ 10,178      $ 14,213
 Affiliates                                        6,475         6,480
Accrued Income Taxes                              18,364        11,272
Income Taxes Payable to Affiliate                  3,028         3,028
Other Current Liabilities                         24,446        27,151
                                                --------      --------
 Total Current Liabilities                        62,491        62,144
                                                --------      --------

Notes Payable                                     30,000        30,000
Deferred Income Taxes                             63,985        66,405
Other Long-Term Liabilities                       20,293        20,142
                                                --------      --------
 Total Long-Term Liabilities                     114,278       116,547
                                                --------      --------

Preferred Stock, $0.10 par value;
 50,000,000 shares authorized,
 none issued and outstanding                           -             -
Common Stock, $0.01 par value;
 55,000,000 shares authorized,
 28,475,338 and 28,414,753 shares
 issued and outstanding at June 30, 1996
 and December 31, 1995, respectively                 285           284
Additional Paid-in Capital                       307,378       307,093
Retained Earnings                                 90,084        56,196
                                                --------      --------
 Total Stockholders' Equity                      397,747       363,573
                                                --------      --------

 Total Liabilities and Stockholders' Equity     $574,516      $542,264
                                                ========      ========

           See Notes to Condensed Consolidated Financial Statements.

                 SONAT OFFSHORE DRILLING INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                        ---------------------------
                                                          1996              1995
                                                        ---------         ----------

Cash Flows from Operating Activities
 Net income                                             $ 37,302           $ 15,466
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation                                           12,358             12,515
   Deferred income taxes (benefit)                            93               (965)
   Equity in earnings of joint ventures                   (2,603)              (871)
   Gain on disposal of assets                             (7,768)              (122)
   Other, net                                               (260)              (148)
Changes in operating assets and liabilities
   Accounts receivable                                    (8,021)           (13,424)
   Turnkey work in progress                               (6,396)             2,420
   Accounts payable                                       (4,040)                (1)
   Income taxes receivable/payable, net                    7,092              6,371
   Other current assets                                    3,242                719
   Other current liabilities                              (2,705)               542
                                                        --------           --------
 Net cash provided by operating activities                28,294             22,502
                                                        --------           --------

Cash Flows from Investing Activities
 Capital expenditures                                    (80,122)            (6,478)
 Proceeds from disposal of assets                          3,517                466
 Joint ventures and other investments                      3,563                377
 Other                                                    (4,150)                 -
                                                        --------           --------
 Net cash used in investing activities                   (77,192)            (5,635)
                                                        --------           --------

Cash Flows from Financing Activities
 Changes in minority interest                                409               (784)
 Exercise of stock options                                   644                 34
 Other                                                    (1,282)              (832)
 Dividends paid                                           (3,414)            (3,406)
                                                        --------           --------
Net cash used in financing activities                     (3,643)            (4,988)
                                                        --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents     (52,541)            11,879
                                                        --------           --------

Cash and Cash Equivalents at Beginning of Period         112,972             46,830
                                                        --------           --------

Cash and Cash Equivalents at End of Period              $ 60,431           $ 58,709
                                                        ========           ========

Supplemental Disclosures of Cash Flow Information
 Cash paid for
   Interest                                             $  1,132           $  1,102
   Income taxes, net                                      12,921              3,577


           See Notes to Condensed Consolidated Financial Statements.

                 SONAT OFFSHORE DRILLING INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

NOTE 1 - GENERAL

The accompanying condensed consolidated financial statements of Sonat Offshore Drilling Inc. and its consolidated subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 annual report on Form 10-K.

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

NOTE 2 - PURCHASE AND CONVERSION OF DRILLING RIGS

In February 1996, the Company purchased a semisubmersible multi-service vessel, the MSV P.Portia (to be renamed the "Offshore Marianas"), which it intends to convert to a deep-water drilling unit. After certain hull modifications to the vessel, the Company will mobilize it to a U.S. Gulf Coast facility where it will undergo the remaining conversion to drilling mode. The purchase and conversion on this rig is expected to result in capital spending of approximately $68 million in 1996 and $92 million in 1997. The Company spent $10.5 million and $31.5 million in the second quarter and first half of 1996, respectively, on this construction project.

In May 1996, the Company announced plans to construct the world's largest deep-water mobile offshore drilling rig. This rig, which will be named the "Discoverer Enterprise", will initially be outfitted to drill in 7,000 feet of water but will be capable of being outfitted for exploration and development drilling in water depths up to 10,000 feet. The Company and Amoco Exploration and Production Company ("Amoco") have entered into an agreement under which the Company will provide the Discoverer Enterprise and a second-generation semisubmersible to Amoco for a combined minimum commitment of six years. In June 1996, the Company purchased, for $32 million, a second-generation semisubmersible for this purpose, to be called the "Offshore Amirante", which will be upgraded and is expected to be operational by mid-1997. In July 1996, the Company entered into a contract, at approximately $75 million, with a Spanish shipyard, Astilleros y Talleres del Noroeste SA, for the construction of the hull and major marine systems of the Discoverer Enterprise. Construction will begin immediately and the drillship is expected to be operational by mid-1998. The required capital commitment for both rigs is expected to be approximately $330 million.

NOTE 3 - DISPOSAL OF DRILLING RIG

In January 1996, the Offshore Bahram sank while under tow offshore Egypt. In June 1996, the Company disposed of the rig and recognized a net pre-tax gain of approximately $6.6 million ($4.3 million after-tax or $0.15 per share).

NOTE 4 - PROPOSED BUSINESS COMBINATION

On July 26, 1996, the Board of Directors of the Company approved a transaction under which the businesses of the Company and Transocean ASA ("Transocean"), a Norwegian offshore drilling company, would be combined under the ownership of one company to be known as "Transocean Offshore Inc." In order to effect such transaction, on August 5, 1996, the Company commenced an exchange offer for the outstanding shares of Transocean providing for the issuance of (i) .53 of a share of common stock of the Company for each of 43,248,358 shares of Transocean and (ii) $27.25 for each remaining share of Transocean, which total approximately 10,800,000 shares (the "Exchange Offer"). Consummation of the transaction is subject to certain conditions, including approval by the shareholders of the Company and the tender of more than 80 percent of the Transocean shares. The expiration date of the exchange offer, and the date of the Company's shareholders meeting to consider certain proposals relating to the exchange offer, is September 3, 1996.

In connection with the Transocean transaction, the Company has entered into a new credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement provides for borrowing by the Company under (i) a six-year term loan facility in the amount of $200 million and (ii) a six-year revolving credit facility in the amount of $400 million. Loans under the Credit Agreement would bear interest, at the option of the Company, at a base rate or LIBOR plus a margin that varies depending on the Company's funded debt to total capital ratio, which margin is initially expected to be .45 percent. The Credit Agreement requires compliance with various restrictive covenants and effectively limits the Company's ability to pay dividends based on specified net worth requirements. Funding under the Credit Agreement is subject to the consumation of the transaction and certain other requirements.

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

In May 1996, the Company announced plans to construct the world's largest deep-water mobile offshore drilling rig. This rig, which will be named the "Discoverer Enterprise", will initially be outfitted to drill in 7,000 feet of water but will be capable of being outfitted for exploration and development drilling in water depths up to 10,000 feet. The Company and Amoco Exploration and Production Company ("Amoco") have entered into an agreement under which the Company will provide the Discoverer Enterprise and a second-generation semisubmersible to Amoco for a combined minimum commitment of six years. In June 1996, the Company purchased a second-generation semisubmersible (to be renamed the "Offshore Amirante") for purposes of the Amoco agreement. See Liquidity and Capital Resources.

On July 26, 1996, the Board of Directors of the Company approved a transaction under which the businesses of the Company and Transocean ASA ("Transocean"), a Norwegian offshore drilling company, would be combined under the ownership of one company to be known as "Transocean Offshore Inc." In order to effect such transaction, on August 5, 1996, the Company commenced an exchange offer for the outstanding shares of Transocean providing for the issuance of (i) .53 of a share of common stock of the Company for each of 43,248,358 shares of Transocean and (ii) $27.25 for each remaining share of Transocean, which total approximately 10,800,000 shares (the "Exchange Offer"). Consummation of the transaction is subject to certain conditions, including approval by the shareholders of the Company and the tender of more than 80 percent of the Transocean shares (the "Minimum Condition"). The expiration date of the Exchange Offer, and the date of the Company's shareholders meeting to consider certain proposals relating to the Exchange Offer, is September 3, 1996.

OPERATING RESULTS

Summary

Net income was $25.5 million and $37.3 million, respectively, for the three and six months ended June 30, 1996. For the comparable periods ended June 30, 1995, net income was $8.2 million and $15.5 million, respectively. The increases in 1996's results over 1995's were due to increases in both operating income and other income, slightly offset by a related increase in income taxes.

Comparative data relating to the Company's revenues and operating income by segment and geographic area is as follows:


                                     Three Months Ended               Six Months Ended
                                          June 30,                        June 30,
                                 --------------------------        ----------------------
                                    1996            1995              1996        1995
                                 ----------       ---------        ----------   ----------
                                                       (In thousands)
REVENUES
Dayrate Operations
 U.S. Gulf of Mexico              $ 40,789         $26,128           $ 69,234    $ 51,002
 Europe                             25,785          25,101             53,118      51,412
 Other Western Hemisphere            6,168           5,812             12,309      11,859
 Middle East/Africa                  8,680           6,996             22,102      14,057
                                  --------         -------           --------    --------
                                    81,422          64,037            156,763     128,330
                                  --------         -------           --------    --------
Turnkey Operations
 U.S. Gulf of Mexico                 9,123           5,538             13,135      12,465
 Other Western Hemisphere           12,536          12,323             14,403      12,323
 Middle East/Africa                  5,800               -              5,800           -
 China                                   -           4,300                  -       4,300
                                  --------         -------           --------    --------
                                    27,459          22,161             33,338      29,088
                                  --------         -------           --------    --------

Intersegment Eliminations (A)            -            (688)                 -      (1,182)
                                  --------         -------           --------    --------
  Total Revenues                  $108,881         $85,510           $190,101    $156,236
                                  ========         =======           ========    ========

OPERATING INCOME (LOSS)
Dayrate Operations
 U.S. Gulf of Mexico              $ 22,200         $ 7,340           $ 30,450    $ 12,842
 Europe                              6,096           6,175             12,665      13,317
 Other Western Hemisphere            1,122             453              2,406       1,522
 Middle East/Africa                  2,284           2,203              5,489       4,790
 Other                                (417)          1,394               (852)      1,277
                                  --------         -------           --------    --------
                                    31,285          17,565             50,158      33,748
                                  --------         -------           --------    --------
Turnkey Operations
 U.S. Gulf of Mexico                   873             534                972       1,126
 Other Western Hemisphere            2,726            (762)             3,020      (1,701)
 Middle East/Africa                    829               -                829           -
 China                                   -             935                  -         935
 Other                                (125)             (9)              (230)         (5)
                                  --------         -------           --------    --------
                                     4,303             698              4,591         355
                                  --------         -------           --------    --------

Corporate expenses                  (5,354)         (6,350)           (10,564)    (11,482)
                                  --------         -------           --------    --------
  Operating Income                $ 30,234         $11,913           $ 44,185    $ 22,621
                                  ========         =======           ========    ========

(a) Intersegment eliminations reflect the elimination of the dayrate revenues earned when the Company's rigs are utilized in its turnkey operations.

Quarter ended June 30, 1996, compared to Quarter ended June 30,1995

Revenues increased to $108.9 million for the quarter ended June 30, 1996 from $85.5 million for the prior year quarter, an increase of $23.4 million or 27 percent. Operating income increased by $18.3 million or 154 percent, up from $11.9 million in the second quarter of 1995 to $30.2 million in the same quarter of 1996. The increase in revenues was primarily attributable to improved dayrates during the current quarter and higher revenues on four turnkey projects completed in the second quarter of 1996 compared to the same number of turnkey projects completed in the corresponding period in 1995. Since operating expenses do not necessarily increase with higher dayrates, the increase in operating income for the second quarter of 1996 compared to the second quarter of 1995 is primarily attributable to higher revenues without a corresponding increase in expenses. In addition, increased operating income is attributable to better performance results on turnkey projects completed in the second quarter of 1996 compared to turnkey projects completed in the second quarter of 1995.

Revenues and operating income from dayrate operations increased in the second quarter of 1996 compared to the same quarter of 1995. The increases in the U.S. Gulf of Mexico resulted in part from a shift in the operations of one rig to the U.S. Gulf of Mexico from offshore Italy (included in Europe), where it worked during the second quarter of 1995. The increases in the U.S. Gulf of Mexico also resulted from increases in dayrates earned by the rigs. Partially offsetting these increases were lower revenues and operating income of $6.2 million and $1.1 million, respectively, from five bottom-supported rigs that were sold during the third quarter of 1995. Revenues and operating income from the Middle East/Africa increased primarily due to an integrated services project in Qatar in the second quarter of 1996. No such services were provided during the prior year's second quarter. Partially offsetting these increases were lower revenues and operating income from one rig which was out of service during the second quarter of 1996 and was sold in June 1996 (see Liquidity and Capital Resources). In Europe, the increases in both revenues and operating income resulted primarily from higher dayrates and increased incentive drilling revenues earned in the second quarter of 1996 over the prior year quarter, partially offset by the shift in operations of one rig from Europe to the U.S. Gulf of Mexico.

Revenues from turnkey operations increased from $22.2 million in the second quarter of 1995 to $27.5 million in the same quarter of 1996, an increase of $5.3 million or 24 percent, attributable to higher contracted revenues on the projects completed in the 1996 period. In the second quarters of 1996 and 1995, two turnkey wells were completed in the U.S. Gulf of Mexico. Offshore Mexico (included in Other Western Hemisphere) one turnkey well was completed during 1996 as well as in 1995. Operating income from turnkey operations increased in the second quarter of 1996 primarily due to operating profit of $2.7 million on the Mexico turnkey well completed during the 1996 period compared to a loss on the Mexico turnkey well completed during the 1995 period. Turnkey operations in the second quarter of 1995 included an additional estimated loss of $0.9 million for the first well in a five-well Pemex project. The total loss on the first well, which was completed in May 1995, amounted to $2.7 million for the six-months ended June 30, 1995. One turnkey well was completed in Senegal during the second quarter of 1996, while one was completed in China in the second quarter of 1995. The Company provided for an expected loss of $0.8 million for the Senegal well in December 1995 when the third party rig that was contracted to perform the drilling incurred operational difficulties in mobilizing to the site, resulting in a delay in the program. During the second quarter of 1996, operations were completed on the well at approximately break-even. Second quarter 1996 results reflect the benefit of reversing the previous loss estimate.

General and administrative expense in the second quarter of 1996 was $1.1 million lower than the same quarter in 1995 primarily due to non-recurring expenses associated with accelerated vesting of restricted stock and potential corporate acquisition costs included in the 1995 period.

Other income increased $8.1 million for the 1996 second quarter primarily due to a $6.6 million pre-tax ($4.3 million or $0.15 per share after-tax) gain on the disposal of the Offshore Bahram, a bottom-supported rig out of service since January 1996, increased equity in unconsolidated joint ventures and additional interest income on cash balances. Interest expense decreased by $0.5 million due to the capitalization of interest expense on a major construction project.

Six Months Ended June 30, 1996, Compared to Six Months Ended June 30, 1995

Revenues increased to $190.1 million for the six months ended June 30, 1996, up from $156.2 million for the comparable period in 1995, an increase of $33.9 million or 22 percent. Operating income increased $21.6 million or 96 percent from $22.6 million for the six months ended June 30, 1995 to $44.2 million for the same period of 1996. The increase in revenues and the related increase in operating income were primarily due to improved dayrates and higher revenues and better performance results on turnkey projects completed during 1996.

Revenues and operating income from dayrate operations increased in the first six months of 1996 compared to the same period of 1995. The increases in the U.S. Gulf of Mexico were due primarily to the relocation of a rig from offshore Italy, where it worked during the 1995 period, to the U.S. Gulf of Mexico where the rig worked in the same period of 1996. In addition, the U.S. Gulf of Mexico earned higher dayrates on all of the rigs in the first six months of 1996 compared to the same period of 1995. Partially offsetting these increases were lower revenues and operating income of $12 million and $1.7 million, respectively, from the five bottom-supported rigs sold during September 1995. The increases in revenue and operating income in the Middle East/Africa resulted primarily from an integrated services project in Qatar during the 1996 period. No such services were provided during the same period of 1995. Partially offsetting these increases were lower results due to a rig being out of service during most of the six months ended June 30, 1996.

Revenues and operating income from turnkey operations increased from the six months ended June 30, 1995 to the corresponding period of 1996. Increases in turnkey revenues in the first six months of 1996 are related to higher contracted revenue amounts for the five wells completed during the 1996 period compared to the six wells completed in 1995. Operating income from turnkey operations for the six months ended June 30, 1996 are higher due to better performance results on the Mexico well completed in 1996 compared to the one completed in 1995 and the reversal of the previous loss estimate on the Senegal well. See discussion in the quarter-to-quarter comparison above.

Other income increased $11.6 million in the first six months of 1996 compared to the same period of 1995 primarily due to a $6.6 million pre-tax gain on the disposal of a rig, increased equity in earnings of joint ventures and increased interest income due to higher cash balances held during the 1996 period over the comparable period of 1995. Interest income for the 1996 period also included $1.0 million related to the finalization of the interest component on a previously settled tax case. Interest expense decreased by $0.6 million due to capitalized interest related to a major construction project.

MARKET OUTLOOK

The Company achieved an average fleet utilization of 92 percent and 90 percent in the second quarter and the first half of 1996, respectively, consistent with the same percentages (excluding the six bottom-supported rigs sold in the third quarter of 1995) in the corresponding 1995 periods. Utilization of the floating drilling equipment, which in 1996 included seven semisubmersibles and two deep-water drillships, was 100 percent for the second quarter of 1996 and 98 percent for the first six months of 1996 compared to 99 percent and 97 percent, respectively, in the comparable periods in 1995. The interest in deep-water and harsh-environment drilling that began in 1994 continues to grow in 1996. Demand for rigs suitable to operate in these conditions is expected to continue to increase. Long-term contracts with major operators have been secured for all of the Company's strategic rigs. The Company continues to evaluate alternatives, through conversions, acquisitions, upgrades and new construction, to meet this growing demand.

The improved demand and higher dayrates in the deep-water and harsh-environment markets that began in 1995 continued into 1996 as new contracts were negotiated. The improvement in the markets was due to increased interest by major operators in harsh-environment and deep-water locations caused in part by the increasing impact of technological advances that have broadened opportunities for offshore exploration and development. The U.S. Gulf of Mexico and North Sea markets have experienced increased utilization and significantly higher dayrates in 1996, and customers increasingly are seeking to contract rigs serving in these markets under long-term contracts (as opposed to single-well or well-to-well contracts).

The demand for floating drilling rigs in the U.S. Gulf of Mexico remains strong. After the completion of its current contract in Brazil, expected to be in late 1996, the Discoverer Seven Seas is committed to begin work with Exxon which will keep the rig utilized for up to two years. The Discoverer 534 is under contract with Amoco at higher dayrates than it earned in 1995. This contract is expected to keep the drilling unit utilized until October 1998. The Sonat Rather and Sonat Richardson are operating for Shell Offshore under contracts which are at higher dayrates than earned in 1995 and which will keep both rigs occupied into 1998. The Sonat D-F 96 will undergo planned capital upgrades in the U.S. Gulf of Mexico in connection with operations for Texaco under a one-year term contract which began May 1996 at a dayrate more than double that of early 1995. A new U.S. law that provides royalty relief to certain projects in deep-water areas of the central and western Gulf of Mexico is expected to result in additional drilling opportunities. This law provides relief on production levels ranging from the first 17.5 million to the first 87.5 million barrels depending on the water depth of the field. Further indications of the strength of the Gulf of Mexico market are the recent transactions involving the Discoverer Enterprise, the Offshore Amirante and the Offshore Marianas. See Liquidity and Capital Resources.

The North Sea market continues to strengthen. The John Shaw is operating for Amerada Hess through November 1996 and has a letter of intent from Shell for a two and a half year follow-on contract at rates significantly higher than those earned in 1995. The Henry Goodrich, a fourth-generation semisubmersible owned by Arcade Drilling as. and managed by the Company, is operating for Shell U.K. through September 1996 and has a letter of intent from British Petroleum for a three year follow-on contract. The Company had operating income of $0.3 million and $0.7 million in the second quarter and first six months of 1996, respectively, relating to the management and bareboat charter of this rig. The Company does not expect to manage the rig following the completion of the current contract with Shell U.K. All management fees and bareboat charter fees to the Company will cease with the termination of such management and charter. Offshore Norway, the Polar Pioneer is under contract with Norsk Hydro through mid-1997. Contract options with Norsk Hydro could keep the rig operating for an additional four years.

In response to the increasing demands of our customers, the Company provides well engineering and planning through integrated service teams. These teams may consist of Company personnel as well as third-party well servicing subcontractors, with the Company acting as lead contractor. Such services may be provided on either a dayrate or turnkey basis. The Company was selected by Elf Petroleum as lead contractor on a four-well integrated services contract in Qatar, which has recently been completed.

In April 1996, turnkey operations were successfully completed on the fourth well of the multi-well program offshore Mexico for Pemex. Operations were completed on the turnkey portion of the fifth and final well in this program in early August. In the U.S. Gulf of Mexico, turnkey operations were completed on two wells during the second quarter of 1996 and were in progress on one well at the end of the quarter. An additional well in the U.S. Gulf of Mexico began in July 1996. A one-well project offshore Senegal was completed in the second quarter of 1996.

In light of the continued improvements in the market and planned upgrades, the Company has reevaluated and extended the remaining lives on nine of its rigs by an average of approximately five years, effective July 1, 1996.

Historically, the contract drilling market has been highly competitive and cyclical, and the Company cannot predict the extent to which the current market conditions will continue.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for the six months ended June 30, 1996 increased $5.8 million from $22.5 million in 1995 to $28.3 million in 1996. The higher level of cash provided by operations during the current period resulted primarily from an increase in operating income earned in 1996 versus 1995, as discussed above.

Cash used in investing activities increased $71.6 million, primarily as a result of capital expenditures associated with the purchase and conversion of the Offshore Marianas, the purchase of the second-generation semisubmersible to be upgraded for the Amoco agreement, the Offshore Amirante, and upgrade and improvement costs on several of the rigs in the operating fleet.

In January 1996, the Offshore Bahram sank while under tow offshore Egypt. All personnel were evacuated without injury. The Company disposed of the rig in June 1996 and recognized a net pre-tax gain of approximately $6.6 million. Gross proceeds from the disposal were approximately $10 million.

In February 1996, the Company purchased a semisubmersible multi-service vessel, the MSV P.Portia (to be renamed "Offshore Marianas"), and is in the process of converting it to an ultra deep-water drilling unit. After certain hull modifications to the vessel, the Company will mobilize it to a U.S. Gulf Coast facility where it will undergo the remaining conversion to drilling mode. The Company has received a letter of intent from Shell Offshore regarding a proposed three-year contract for the Offshore Marianas, which could be extended to five years at the customer's option. This contract, which is contingent upon the Company's conversion of the rig, should generate revenue from $128 million to $211 million, depending on final contract length.

In May 1996, the Company announced plans to construct the world's largest deep-water mobile offshore drilling rig, the Discoverer Enterprise. The Company and Amoco have entered into an agreement under which the Company will provide the Discoverer Enterprise and a second generation semisubmersible to Amoco for a combined minimum commitment of six years. In June 1996, the Company purchased, for $32 million, the Offshore Amirante for this purpose, which will be upgraded and is expected to be operational by mid-1997. In July 1996, the Company entered into a contract, at approximately $75 million, with a Spanish shipyard, Atilleros Y Talleres del Noroeste SA, for the construction of the hull and major marine systems of the Discoverer Enterprise. Construction will begin immediately and the drillship is expected to be operational by mid-1998. Revenues generated from the base dayrates over the minimum period of the Amoco agreement are expected to range from $330 million to $375 million.

The Company's investments in its existing fleet and fleet additions announced during the first six months of 1996 will require significant capital expenditures during the remainder of 1996 and into future years. The Company expects capital expenditures in 1996 and 1997 to be approximately $310 million and $320 million, respectively. The purchase and conversion of the Offshore Marianas is expected to require expenditures of approximately $160 million. The required capital commitments for the Discoverer Enterprise and Offshore Amirante are expected to reach $330 million. Expenditures for upgrades and improvements to rigs in the operating fleet during 1996 are expected to be approximately $75 million.

As discussed under General above, the Company commenced an Exchange Offer providing for the issuance of .53 of a share of Company common stock per Transocean share for 80 percent of the outstanding shares of Transocean and $27.25 for each remaining Transocean share. The cash component of the Exchange Offer (assuming all Transocean shares are tendered), together with the expenses relating thereto, is expected to aggregate approximately $310 million. In addition, if the Exchange Offer is consummated, the Company intends to repay substantially all of the outstanding debt of Transocean, which is expected to be approximately $150 million.

If the Company acquires more than 45 percent of all of the issued and outstanding shares of Transocean pursuant to the Exchange Offer, it will be required under Norwegian law to make a mandatory bid to be settled in cash or including a cash alternative for any remaining shares of Transocean at a price not less than the highest price paid by the Company to acquire shares of Transocean during the six months preceding consummation of the Exchange Offer. For these purposes, the price paid in the case of shares of Transocean acquired for Company common stock pursuant to the Exchange Offer will be determined based upon the closing price of the Company common stock on the New York Stock Exchange composite tape on the day preceding the date that the Company purchases shares of

Transocean pursuant to the Exchange Offer. If the Company acquires more than 90 percent of the shares of Transocean, it has the right to acquire the remaining shares and the holders thereof have the right to require the Company to purchase such shares pursuant to a compulsory acquisition. If the parties cannot agree on the purchase price in the compulsory acquisition, it will be submitted to a court for final determination. As a result of the foregoing provisions of Norwegian law, the Company may be required to acquire shares of Transocean for more than the anticipated $295 million of cash in the aggregate (equivalent to 20 percent of the outstanding shares of Transocean on a fully diluted basis at $27.25 per share) if the price required to be paid in the mandatory bid or the compulsory acquisition exceeds $27.25 per share or if the Company waives the Minimum Condition, acquires less than 80 percent of the outstanding Transocean shares for Company common stock pursuant to the Exchange Offer and acquires more than 20 percent of the outstanding Transocean shares for cash. The Company has not determined to waive the Minimum Condition. However, the Company cannot predict the cash price that it may be required to pay pursuant to any such mandatory bid or compulsory acquisition.

The Company intends to fund the cash requirements relating to the upgrade of the Offshore Marianas, the cash requirements of the Exchange Offer and the repayment of Transocean debt through available cash balances and borrowing under a new credit agreement (the "Credit Agreement"). The Credit Agreement provides for borrowing by the Company under (i) a six-year term loan facility in the amount of $200 million and (ii) a six-year revolving credit facility in the amount of $400 million. In addition to providing the above described required funds, the borrowing capacity under the Credit Agreement will be used to provide working capital for general corporate purposes and may be used to refinance the Company's $30 million 6.9% Senior Notes if the noteholders do not agree to certain amendments requested by the Company to accommodate the Exchange Offer. Loans under the Credit Agreement would bear interest, at the option of the Company, at a base rate or LIBOR plus a margin that varies depending on the Company's funded debt to total capital ratio, which margin is initially expected to be .45 percent. The Credit Agreement includes various covenants applicable to the Company, including requirements that the Company's interest coverage ratio be at or above three to one, its funded debt to total capital ratio be 45 percent or below for the 10 quarters ended on or prior to December 31, 1998 and 40 percent or below thereafter, its consolidated net worth be not less than $1.4 billion, subject to increase for adjusted net income, and restrictions in the Company's incurrence of additional indebtedness, asset dispositions, and incurrence of liens and investments. Although the Credit Agreement does not expressly restrict the payment of dividends by the Company, the consolidated net worth requirement effectively imposes a limitation.

The Company intends to finance the construction of the Discoverer Enterprise and the upgrade of the Offshore Amirante required for the Amoco agreement through additional financing. The Company has no definitive arrangements relating to such additional financing, but has entered into discussions with financial institutions regarding its financing alternatives and is confident of its ability to finalize necessary financing absent significant changes in the capital markets.

The Company has requested that the holders of its $30 million 6.9% Senior Notes ("Notes") consent to amendments to the covenants applicable to such Notes to accommodate the transactions relating to the Exchange Offer. If such consents are not obtained, the Notes will be redeemed at par, without any prepayment premium (based on current Treasury rates applicable to the calculation).

The Company's turnkey projects may from time to time require significant working capital commitments depending on the program. These amounts should be recovered from payments received upon completion of turnkey contracts.

The Company regularly reviews possible acquisitions of businesses and drilling units, and may from time to time in the future make significant capital commitments for such purposes. Any such acquisition could involve payment by the Company of a substantial amount of cash and the issuance of a substantial number of additional shares of Company Common Stock. The Company would expect to fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets or a combination of all three.

The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its credit facility and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement provides authoritative guidance on when an impairment loss should be recognized and how the amount of that loss should be calculated. The Company adopted SFAS No. 121 in the first quarter of 1996. Its adoption had no effect on the financial statements.

In October 1995, the FASB issued SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation. SFAS No. 123 establishes an alternative method of accounting for stock-based compensation to the method outlined in the Accounting Principles Board Opinion No. 25. This new computation is based on the fair value of stock options and similar instruments. SFAS No. 123 encourages, but does not require, adoption of that method. The Company adopted the disclosure provisions of SFAS No. 123 in the first quarter of 1996 with no disclosures required before the 1996 annual report.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders on April 26, 1996, two matters were submitted to a vote of stockholders. The first matter was the election of Class III Directors to the Company's Board of Directors. Mr. Robert J. Lanigan, Mr. Max L. Lukens and Mr. Donald G. Russell were elected by stockholders, with the number of votes for and withheld as follows: Robert J. Lanigan 25,782,451 for and 38,937 withheld; Max L. Lukens 25,726,711 for and 94,677 withheld; Donald G. Russell 25,726,801 for and 94,587 withheld. There were no broker non-votes or other abstentions for the above matter. The terms as directors of the Company of Messrs. Martin B. McNamara, J. Michael Talbert, Richard D. Kinder, Ronald L. Kuehn, Jr. and Gilbert M.A. Portal continued after the Annual Meeting.

The second matter submitted was the request for approval of the Amended and Restated Long-Term Incentive Plan. The Plan had been amended to reserve 1,000,000 additional shares, to make changes required by Section 162(m) of the Internal Revenue Code, to modify the definition of "Change Of Control" and to make certain other technical amendments to the Plan. The Amended and Restated Plan was approved by the stockholders with 19,224,550 voting for the Plan, 6,524,734 voting against and 72,104 abstaining from voting. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

  Number      Description                                        Method of Filing
  ------      -----------                                        ----------------
  10 - (1)    Secured Credit Agreement                           Filed herewith
              Dated as of July 30, 1996
              Among Sonat Offshore Drilling
              Inc., the Lenders Party hereto and
              ABN Amro Bank N.V., Houston Agency,
              as Agent, and SunTrust Bank, Atlanta,
              And Credit Lyonnais, New York Branch,
              as Documentation Agents and Bank of
              Montreal, The Fuji Bank, Limited, Royal
              Bank of Canada and Wells Fargo Bank
              (Texas) National Association, as Co-Agents

  27 - (1)    Financial Data Schedule                            Filed with EDGAR filing
                                                                 only.
(b)       Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated April 25, 1996, reporting under Item 5, the proposed combination with Transocean ASA.

The Company filed a Current Report on Form 8-K dated May 20, 1996, reporting under Item 5, the letter agreement with Tiger Management Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SONAT OFFSHORE DRILLING INC.
                                        (Registrant)



Date: August 9, 1996            /s/ Robert L. Long
                                -------------------------------------
                                Robert L. Long
                                Senior Vice President



Date: August 9, 1996            /s/ Barbara S. Koucouthakis
                                -------------------------------------
                                Barbara S. Koucouthakis
                                Vice President and Controller

                                 EXHIBIT INDEX

EXHIBIT NUMBER  DESCRIPTION                                 METHOD OF FILING                    PAGE NO.
- --------------  -----------                                 ----------------                    --------
    10 - (1)   Secured Credit Agreement                     Filed herewith
               Dated as of July 30, 1996
               Among Sonat Offshore Drilling
               Inc., the Lenders Party hereto and
               ABN Amro Bank N.V., Houston Agency,
               as Agent, and SunTrust Bank, Atlanta,
               And Credit Lyonnais, New York Branch,
               as Documentation Agents and Bank of
               Montreal, The Fuji Bank, Limited, Royal
               Bank of Canada and Wells Fargo Bank
               (Texas) National Association, as Co-Agents

      27-(1)   Financial Data Schedule.                     Filed with EDGAR filing only.