Form 10-Q
period 1996-09-30
TRANSOCEAN OFFSHORE INC
filed 1996-11-13
CIK 314047

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  --------------

                         Commission file number 1-7746
                                               ----------

                           TRANSOCEAN OFFSHORE INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                       72-0464968
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   4 Greenway Plaza, Houston, Texas                           77046
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (713) 871-7500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                         SONAT OFFSHORE DRILLING INC.
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                         -------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 51,457,792 shares outstanding as of October 31, 1996.

                           TRANSOCEAN OFFSHORE INC.

                              INDEX TO FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1996


                                                                  Page
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Operations
     Three and Nine Months Ended September 30, 1996 and 1995....   2

     Condensed Consolidated Balance Sheets
     September 30, 1996 and December 31, 1995...................   3

     Condensed Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1996 and 1995..............   5

     Notes to Condensed Consolidated Financial Statements.......   6

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.............................  12

PART II - OTHER INFORMATION
---------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders.....  21
ITEM 6. Exhibits and Reports on Form 8-K........................  21

SIGNATURES......................................................  23
----------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                        Three Months Ended            Nine Months Ended
                                            September 30,                September 30,
                                     ------------------------      ------------------------
                                        1996           1995           1996          1995
                                     ----------     ---------      ----------    ----------
Operating Revenues                     $136,926       $83,284        $327,027      $239,520
------------------------------------   --------       -------        --------      --------
Costs and Expenses:
  Operating and maintenance              86,772        55,531         210,100       165,249
  Depreciation and amortization          10,587         8,447          22,945        20,962
  General and administrative              6,966         4,949          17,196        16,331
                                       --------       -------        --------      --------
                                        104,325        68,927         250,241       202,542
                                       --------       -------        --------      --------
Operating Income                         32,601        14,357          76,786        36,978
------------------------------------   --------       -------        --------      --------
Other Income (Expense)
  Equity in earnings of joint ventures    1,222           257           3,825         1,128
  Interest income                         1,492         1,127           4,203         2,554
  Interest expense, net                  (2,315)         (681)         (2,848)       (1,834)
  Interest adjustment related to
   settlement of tax case                     -         1,824             983         1,824
  Other, net                                148        16,450           7,605        16,880
------------------------------------   --------       -------        --------      --------
                                            547        18,977          13,768        20,552
------------------------------------   --------       -------        --------      --------
Income Before Income Taxes               33,148        33,334          90,554        57,530
Income Taxes                             11,605        12,953          31,709        21,683
------------------------------------   --------       -------        --------      --------
Net Income                             $ 21,543       $20,381        $ 58,845      $ 35,847
====================================   ========       =======        ========      ========
Earnings Per Share of Common Stock        $0.61         $0.72           $1.92         $1.26
Weighted Average Shares Outstanding      35,210        28,363          30,723        28,374
------------------------------------   --------       -------        --------      --------
Dividends Paid Per Share                  $0.06         $0.06           $0.18         $0.18
====================================   ========       =======        ========      ========

           See Notes to Condensed Consolidated Financial Statements

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)


                                                 September 30,  December 31,
                                                     1996           1995
                                                 -------------  ------------
ASSETS

Cash and Cash Equivalents                           $   43,788      $112,972
Accounts Receivable                                    161,297        52,833
Deferred Income Taxes                                    9,808         9,336
Materials and Supplies                                  26,436        10,195
Prepayments                                              5,233         8,693
Other Current Assets                                     5,221         1,002
-----------------------------------------------     ----------      --------
 Total Current Assets                                  251,783       195,031
-----------------------------------------------     ----------      --------

Investments in and Advances to Joint Ventures           33,922        31,891

Property and Equipment                               1,669,323       666,526
Less Accumulated Depreciation                          361,455       363,057
-----------------------------------------------     ----------      --------
 Property and Equipment, Net                         1,307,868       303,469
-----------------------------------------------     ----------      --------

Goodwill, net                                          772,928             -
Long-Term Receivable                                    11,000             -
Other Assets                                            22,741        11,873
-----------------------------------------------     ----------      --------

 Total Assets                                       $2,400,242      $542,264
===============================================     ==========      ========

           See Notes to Condensed Consolidated Financial Statements

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                  September 30,  December 31,
                                                      1996           1995
                                                  -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable
  Trade                                              $   31,481      $ 14,213
  Affiliates                                              6,578         6,480
Accrued Income Taxes                                     53,534        11,272
Income Taxes Payable to Affiliate                         3,788         3,028
Current Portion of Long-Term Debt                        34,045             -
Other Current Liabilities                                75,679        27,151
Minority Interest Repurchase Obligation                  92,052             -
------------------------------------------------     ----------      --------
  Total Current Liabilities                             297,157        62,144
------------------------------------------------     ----------      --------

Long-Term Debt                                          304,376        30,000
Deferred Income Taxes                                   146,423        66,405
Other Long-Term Liabilities                              42,476        20,142
------------------------------------------------     ----------      --------
  Total Long-Term Liabilities                           493,275       116,547
------------------------------------------------     ----------      --------

Preferred Stock, $0.10 par value;
  50,000,000 shares authorized,
  none issued and outstanding                                 -             -
Common Stock, $0.01 par value;
  150,000,000 shares authorized,
 51,448,578 and 28,414,753 shares
  issued and outstanding at September 30, 1996
  and December 31, 1995, respectively                       485           284
Additional Paid-in Capital                            1,499,607       307,093
Retained Earnings                                       109,718        56,196
------------------------------------------------     ----------      --------
  Total Stockholders' Equity                          1,609,810       363,573
------------------------------------------------     ----------      --------

  Total Liabilities and Stockholders' Equity         $2,400,242      $542,264
================================================     ==========      ========

           See Notes to Condensed Consolidated Financial Statements

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------    ---------
Cash Flows from Operating Activities
  Net income                                                     $  58,845    $ 35,847
  Adjustments to reconcile net income to
   net cash provided by operating activities
    Depreciation and amortization                                   22,945      20,962
    Deferred income taxes                                           (4,135)     (4,861)
    Equity in earnings of joint ventures                            (3,825)     (1,128)
    Gain on disposal of assets                                      (7,829)    (16,115)
    Other, net                                                         727        (567)
    Change in operating assets and liabilities net of effects
     from Combination with Transocean ASA
    Accounts receivable                                            (21,769)     (5,843)
    Accounts payable                                                 2,180      (5,109)
    Income taxes receivable/payable, net                             2,629      26,532
    Other current assets                                             4,692       5,573
    Other current liabilities                                      (12,410)      2,313
-----------------------------------------------------------      ---------    --------
Net cash provided by operating activities                           42,050      57,604
-----------------------------------------------------------      ---------    --------

Cash Flows from Investing Activities
  Cash acquired in Transocean ASA combination, net                  49,411           -
  Combination with Transocean ASA                                 (208,603)          -
  Capital expenditures                                            (126,664)    (12,632)
  Proceeds from disposal of assets                                  11,820      29,608
  Joint ventures and other investments                               3,738         220
  Other, net                                                           276           -
-----------------------------------------------------------      ---------    --------
Net cash provided by (used in) investing activities               (270,022)     17,196
-----------------------------------------------------------      ---------    --------

Cash Flows from Financing Activities
  Net borrowings on revolving lines of credit                       96,300           -
  Proceeds from term credit facility                               200,000           -
  Repayment of debt assumed in Transocean ASA combination         (124,000)          -
  Changes in minority interests                                       (510)       (156)
  Exercise of stock options                                          2,067         119
  Financing costs                                                   (8,633)          -
  Other, net                                                        (1,320)     (1,313)
  Dividends paid                                                    (5,116)     (5,107)
-----------------------------------------------------------      ---------    --------
Net cash provided by (used in) financing activities                158,788      (6,457)
-----------------------------------------------------------      ---------    --------
Net Increase (Decrease) in Cash and Cash Equivalents               (69,184)     68,343
-----------------------------------------------------------      ---------    --------
Cash and Cash Equivalents at Beginning of Period                   112,972      46,830
-----------------------------------------------------------      ---------    --------
Cash and Cash Equivalents at End of Period                       $  43,788    $115,173
===========================================================      =========    ========

           See Notes to Condensed Consolidated Financial Statements

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

NOTE 1 - GENERAL

  BASIS OF CONSOLIDATION

The accompanying condensed consolidated financial statements of Transocean Offshore Inc. and its consolidated subsidiaries, formerly known as Sonat Offshore Drilling Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 annual report on Form 10-K.

  SUPPLEMENTARY CASH FLOW INFORMATION

Non-cash financing activities for the nine months ended September 30, 1996 included $1.198 billion for the issuance of 22.9 million shares of common stock in connection with the combination between the Company and Transocean ASA. Non-cash investing activities for the nine months ended September 30, 1996 included $1.349 billion of net assets acquired in the combination with Transocean ASA (see Note 2). Cash payments for interest and income taxes, net were $4.6 million and $33.0 million, respectively, for the nine months ended September 30, 1996 and $2.3 million and $0.2 million, respectively, for the nine months ended September 30, 1995.

  GOODWILL

Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization as of September 30, 1996 totaled $1.6 million.

  CHANGE IN ESTIMATE

In light of the continued improvements in the market, the Company re-evaluated the useful lives of nine of its rigs. Effective July 1, 1996, the Company extended the useful lives of these rigs by an average of five years. The effect of this change in accounting estimate for the three months ended September 30, 1996 on depreciation expense and net income was $2.0 million and $1.3 million ($0.04 per share), respectively.

  CAPITALIZED INTEREST

Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $0.9 million and $1.5 million for the three and nine months ended September 30, 1996.

  FINANCIAL INSTRUMENTS

The Company acquired certain interest rate and foreign currency financial instruments as part of the combination with Transocean ASA. The Company utilizes the financial instruments to manage its interest

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

rate and foreign currency risks. These financial instruments were recorded at fair market value as of the effective date of the combination.

As a result of having revenues and costs denominated in currencies other than the functional currency used by the Company's divisions and foreign subsidiaries, the Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of its cash flows. To the extent possible, the Company manages its foreign currency exposure through its customer contract terms by arranging to obtain its compensation in currencies other than the U.S. dollar in amounts approximating anticipated local currency expense requirements. In addition, the Company may enter into forward foreign exchange contracts to offset anticipated currency shortages based on projected cash needs. While forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to material uncertainty from exchange rate movements, because gains and losses on these contracts offset losses and gains on cash needs. Net gains and losses on forward foreign exchange contracts were not material at September 30, 1996.

Transocean ASA entered into interest rate swaps with financial counterparties as a means of fixing the interest rate on a portion of its floating rate bank debt. The Company intends to utilize these instruments in the same manner through their maturity. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. Unrealized net gains and losses on these contracts were not material at September 30, 1996.

  RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform with the current period's presentation. Combining adjustments were made to classify various statement of operations and balance sheet items consistently upon combination with Transocean ASA.

  INTERIM FINANCIAL INFORMATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

NOTE 2 - BUSINESS COMBINATION

On September 3, 1996, the Company acquired 50,857,948 shares of Transocean ASA ("Transocean"), which constitutes approximately 94 percent of the outstanding Transocean shares (the "Combination"). The Combination was deemed effective for accounting purposes as of September 1, 1996. Transocean, a Norwegian company, is a major offshore drilling company and also operates two other businesses: (i) oil and gas platform drilling and well intervention and (ii) oil services engineering and construction.

The Transocean shares were acquired from the public shareholders of Transocean pursuant to an exchange offer (the "Exchange Offer") providing for consideration of 0.53 shares of Company common stock for each of 43,248,358 Transocean shares (subject to payment of cash in lieu of fractional shares) and $27.25 for each remaining Transocean share. A total of 22,920,840 shares of Company common stock and $207.4 million in cash was delivered by the Company in exchange for the tendered Transocean shares pursuant to the

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)


Exchange Offer. In November 1996 the Company acquired 3,114,506 Transocean shares at $28.74 per share or $89.5 million in accordance with a mandatory offer (the "Mandatory Offer") pursuant to the requirements of Norwegian law, bringing its total ownership of Transocean shares to over 99 percent of the outstanding shares. The Company intends to commence a compulsory acquisition (the "Compulsory Offer") to acquire the remaining publicly-held shares not previously tendered to the Company at $28.74 per share, although shareholders are entitled under Norwegian law to seek a court determination of the compulsory acquisition price. The Company has included approximately $92 million as minority interest repurchase obligation related to the estimated cost of acquiring the remaining Transocean shares in the Mandatory and Compulsory Offers.

The Company intends to repurchase, and can be required under Norwegian law to repurchase, the shares of the remaining minority interest Transocean stockholders. Due to this requirement and due to the immateriality of the minority interests' share of results of operations from the effective date of the Combination through September 30, 1996, a minority interests' share is not reflected in the Statement of Operations.

The purchase price consists of the following (in millions):

Company common stock issued to Transocean stockholders          $1,198.2
Cash consideration paid to Transocean stockholders                 207.4
Direct transaction costs                                             5.9
Estimated cost of acquiring the remaining Transocean shares
 in the Mandatory and Compulsory Offers                             92.0
-------------------------------------------------------------   --------
Total Purchase Price                                            $1,503.5
=============================================================   ========

The value of the common stock issued to Transocean stockholders was calculated based on the average of the closing prices of Company common stock over the five-day period commencing two days before May 20, 1996, the date on which the revised offering price for the Transocean combination was announced.

The acquisition of Transocean was accounted for as a purchase. The purchase price included, at estimated fair value, current assets of $166.4 million, drilling and other property and equipment of $900.4 million, other assets of $23.2 million and the assumption of current liabilities of $154.0 million, other net long-term liabilities of $21.3 million and long-term debt of $100.5 million. In addition, a deferred tax liability of $83.7 million was recorded primarily for the difference in the basis for tax and financial reporting purposes of the net assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $773.0 million, which has been accounted for as goodwill. The purchase price allocation was based on preliminary estimates and may be revised at a later date. In connection with the Combination, the Company is assessing the operations of the combined Company and is formulating a plan for the integration of both companies. The plan may include, among other things, the closure of duplicate locations and the evaluation of personnel requirements. Any costs associated with such a plan may be considered additional liabilities and therefore, result in an adjustment to the allocation of the purchase price. Alternatively, certain costs may be required to be expensed in accordance with applicable accounting standards. The Company cannot predict the magnitude or treatment of such costs at this time.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

The accompanying Condensed Consolidated Statements of Operations reflect the operating results of Transocean since the effective date of the Combination.
Pro forma consolidated operating results of the Company and Transocean for the nine months ended September 30, 1996 and 1995, assuming the acquisition had been made as of January 1, 1996 and 1995, are summarized below:


                                               Nine Months Ended
                                                  September 30,
(In thousands, except per share data)          1996            1995
                                            ---------        --------
Operating revenue                            $583,377        $495,824

Income (loss) from continuing operations     $ 15,825        $ (1,610)
Discontinued operations                        50,671           1,551
------------------------------------------   --------        --------
Net income (loss)                            $ 66,496        $    (59)
==========================================   ========        ========

Earnings per share:
Income (loss) from continuing operations     $   0.30        $  (0.03)
Discontinued operations                          0.99            0.03
------------------------------------------   --------        --------
Net income (loss)                            $   1.29        $      -
==========================================   ========        ========

The pro forma information for the nine months ended September 30, 1996 and 1995, includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired, the amortization of goodwill arising from the transaction, increased interest expense for additional borrowings under the credit facility as if they were incurred at the beginning of the period and related adjustments for income taxes. Pro forma net income from discontinued operations for the nine months ended September 30, 1996 includes a $51 million gain on the sale of a Transocean discontinued business segment. The pro forma information is not necessarily indicative of the results of operations had the transactions been affected on the assumed dates or the results of operations for any future period.

NOTE 3 - LONG-TERM DEBT

In connection with the Combination, the Company obtained a secured credit agreement, dated as of July 30, 1996 (the "Credit Agreement"), among ABN Amro Bank N.V., Houston Agency, as Agent, SunTrust Bank, Atlanta, and Credit Lyonnais, New York Branch, as Documentation Agents and Bank of Montreal, Houston Agency, The Fuji Bank Limited, Royal Bank of Canada and Wells Fargo Bank (Texas), National Association, as Co-Agents, and the lenders named therein. The Credit Agreement provides for borrowing by the Company under (i) a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and (ii) a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin that varies depending on the Company's funded debt to total capital ratio, which margin is currently at .40 percent. The Credit Agreement requires compliance with various restrictive covenants and effectively limits the Company's ability to pay dividends based on specified net worth requirements. Both facilities have maturity dates of July 30, 2002.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)


The cash portion of the Exchange Offer was funded from the Company's available cash resources and borrowings under the Term Loan Facility. The Term Loan Facility repayment schedule as of September 30, 1996 for the next five years and thereafter is as follows: $27.0 million, $27.0 million, $33.0 million, $33.0 million, $40.0 million, in each of the years ending September 30, 1997, 1998, 1999, 2000 and 2001, respectively, and $40.0 million thereafter.

In connection with the Combination, the Company assumed long- term debt (including the current portion) of $135.7 million. During September 1996, using cash acquired in the Combination and funds from the Revolving Credit Facility, $124.0 million of the debt was repaid.

In addition, as of September 30, 1996, the Company had $30 million of 6.9% senior notes outstanding ("Notes Payable"). In connection with the Combination, the Company amended its $30 million senior note agreements to, among other things, modify the negative covenants so as to accommodate the Combination. In addition, such amendments provide that if the Company's senior unsecured long-term debt has not received an "investment grade" credit rating from Standard & Poor's Ratings Group and Moody's Investors Service, Inc. before April 1, 1997, the noteholders will be entitled to require that the Company prepay their notes at par plus a "make whole" amount, calculated by discounting to present value the future payments due with respect to such notes using an interest rate equal to Treasury securities having a maturity date equivalent to the notes plus 0.5 percent per annum.

Debt at September 30 was as follows (in thousands):

                               1996       1995
                             ---------  --------
Term Loan Facility            $200,000   $     -
Revolving Credit Facility       95,961         -
Notes Payable                   30,000    30,000
Other                           12,460         -
---------------------------   --------   -------
 Total Debt                    338,421    30,000
Less Current Maturities         34,045         -
---------------------------   --------   -------
 Total Long Term Debt         $304,376   $30,000
===========================   ========   =======

NOTE 4 - PURCHASE AND CONVERSION OF DRILLING RIGS

In February 1996, the Company agreed to purchase a semisubmersible multi-service vessel, to be named the "Transocean Marianas", which is being converted to a deep-water drilling unit. Delivery is expected in mid-November 1996 when it will be moved to the U.S. Gulf of Mexico for further modification. It is expected that the rig will be placed in service in the fourth quarter of 1997. The purchase and conversion of this rig is expected to result in capital spending of approximately $160 million. The Company spent approximately $13 million and $44 million in the third quarter and the first nine months of 1996, respectively, on this construction project.

In May 1996, the Company announced plans to construct the world's largest deep-water mobile offshore drilling rig, to be called the "Discoverer Enterprise", which will initially be outfitted to drill in 7,000 feet of water but will be capable of being outfitted for exploration and development drilling in water depths up to 10,000 feet. The Company and Amoco Exploration and Production Company ("Amoco") have entered into

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

an agreement under which the Company will provide the Discoverer Enterprise and a second-generation semisubmersible to Amoco for a combined minimum commitment of six years. In July 1996, the Company entered into a contract, at approximately $75 million, with a Spanish shipyard, Astilleros y Talleres del Noroeste SA, for the construction of the hull and major marine systems of the Discoverer Enterprise. The drillship is expected to be operational by mid-1998. The required capital commitment for this project is estimated to be approximately $280 million. The Company spent approximately $15 million for the three and nine month periods ended September 30, 1996 on this project.

In June 1996, the Company purchased, for $32 million, a second-generation semisubmersible, the Transocean Amirante, to meet the requirements of the Amoco agreement. The rig is being upgraded and is expected to be operational by mid-1997. The purchase and upgrade of this rig is expected to result in capital spending of approximately $82 million. The Company spent approximately $3 million and $35 million in the third quarter and the first nine months of 1996, respectively, on the project. The Company is negotiating a $340 million project financing arrangement relating to the Discoverer Enterprise and Transocean Amirante projects.

NOTE 5 - DISPOSAL OF DRILLING RIG

In January 1996, the Offshore Bahram sank while under tow offshore Egypt. In June 1996, the Company disposed of the rig and recognized a net pre-tax gain of approximately $6.6 million ($4.3 million after-tax or $0.15 per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") provide contract drilling services for oil and gas wells located in offshore areas throughout the world. A broad array of oil and gas drilling services are provided to customers, including mobile unit drilling, platform drilling and well intervention and oil services engineering and construction. The Company's fleet of mobile offshore drilling rigs includes some of the industry's most technically advanced rigs. The Company plans to continue to invest in its existing fleet and to continually review opportunities for fleet additions to meet increasing customer demands.

On September 3, 1996, the Company, formerly known as Sonat Offshore Drilling Inc., acquired 50,857,948 shares of Transocean ASA ("Transocean"), which constitutes approximately 94 percent of the outstanding Transocean shares (the "Combination"). Such Transocean shares were acquired from the public shareholders of Transocean pursuant to an exchange offer (the "Exchange Offer") providing for consideration of 0.53 shares of Company common stock for each of 43,248,358 Transocean shares (subject to payment of cash in lieu of fractional shares) and $27.25 for each remaining Transocean share. A total of 22,920,840 shares of Company common stock and $207.4 million in cash was delivered by the Company in exchange for the tendered Transocean shares pursuant to the Exchange Offer. In November 1996 the Company acquired 3,114,506 Transocean shares at $28.74 per share or $89.5 million, in accordance with a mandatory offer (the "Mandatory Offer") pursuant to the requirements of Norwegian law, bringing its total ownership of Transocean shares to over 99 percent of the outstanding shares. The Company intends to commence a compulsory acquisition (the "Compulsory Offer") to acquire the remaining publicly-held shares not previously tendered to the Company at $28.74 per share, although shareholders are entitled under Norwegian law to seek a court determination of the compulsory acquisition price.

In connection with the Combination, management of the Company is assessing the operations of the combined Company and is formulating a plan for the integration of both companies. Such a plan may include, among other things, the closure of duplicate locations and the evaluation of personnel requirements. Any costs associated with such a plan may be considered additional liabilities and therefore, result in an adjustment to the allocation of the purchase price. Alternatively, certain costs may be required to be expensed in accordance with applicable accounting standards. The Company cannot predict the magnitude or treatment of such costs at this time.

The accompanying consolidated statements of operations reflect the operating results of Transocean since September 1, 1996, the effective date of the Combination for accounting purposes.

OPERATING RESULTS

Summary

The Company recognized net income of $21.5 million and $58.8 million for the three and nine months ended September 30, 1996. Net income attributable to the operations of Transocean following the Combination was $2.6 million. For the three and nine months ended September 30, 1995, net income was $20.4 million and $35.8 million, respectively. Net income for the three and nine month periods in 1995 included a net $10.8 million after-tax gain on the sale of five of the Company's rigs and an adjustment on the value of another rig, net interest income from a tax examination settlement of $1.2 million after-tax and a $1.4 million after-tax loss from a valuation adjustment to an inactive jackup rig located in the Middle East. Excluding these non-recurring items from the 1995 results, net income improved by $11.7 million and $33.6 million respectively, for the three and nine month periods of 1996 as compared to the same periods in 1995. The increases in 1996's results over 1995's were due to increases in both operating income and other income, partially offset by a related increase in income taxes.

Comparative data relating to the Company's revenues and operating income by segment and geographic area is as follows. Revenues and operating income from drilling services include (i) incentive drilling services previously identified in mobile units, (ii) platform drilling and well intervention and (iii) oil services engineering and construction. Prior period amounts have been reclassified to conform with the current presentation.

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                    ---------------------     --------------------------
                                       1996       1995            1996           1995
                                    ----------  ---------     ----------      ----------
                                                     (In thousands)
REVENUES
Mobile Units
  U.S. Gulf of Mexico              $ 38,177    $26,983          $102,488       $ 71,847
  Europe                             45,221     19,021            91,956         65,685
  Other Western Hemisphere            6,715      6,369            19,024         18,228
  Middle East/Africa                  5,540      7,151            17,008         21,208
  Other                                   -      1,500                 -          1,500
--------------------------------   --------    -------          --------       --------
                                     95,653     61,024           230,476        178,468
                                   --------    -------          --------       --------
 Turnkey Operations
  U.S. Gulf of Mexico                 9,934      7,765            23,069         20,230
  Other Western Hemisphere           11,628     11,865            26,031         24,188
  Middle East/Africa                     55          -             5,855              -
  Asia/Pacific                            -          -                 -          4,300
--------------------------------   --------    -------          --------       --------
                                     21,617     19,630            54,955         48,718
--------------------------------   --------    -------          --------       --------
 Drilling Services
  U.S. Gulf of Mexico                 2,722      3,210             7,645          9,348
  Europe                             15,223        391            21,606          5,139
  Other Western Hemisphere            1,539          -             1,539              -
  Middle East/Africa                    288          -            10,922              -
--------------------------------   --------    -------          --------       --------
                                     19,772      3,601            41,712         14,487
--------------------------------   --------    -------          --------       --------

 Intersegment Eliminations (a)         (116)      (971)             (116)        (2,153)
--------------------------------   --------    -------          --------       --------
   Total Revenues                  $136,926    $83,284          $327,027       $239,520
================================   ========    =======          ========       ========

(a) Intersegment eliminations reflect the elimination of revenues earned when one of the Company's business segments provides services to another of the Company's business segments.

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                    ---------------------     --------------------------
                                       1996       1995            1996           1995
                                    ----------  ---------     ----------      ----------
                                                     (In thousands)
OPERATING INCOME (LOSS)
Mobile Units
 U.S. Gulf of Mexico                  $22,367    $10,342       $ 51,234        $ 21,293
 Europe                                12,064      3,560         23,006          15,365
 Other Western Hemisphere               1,184      1,397          3,590           2,919
 Middle East/Africa                       695        686          4,764           5,476
 Other                                   (779)      (869)        (1,631)            408
---------------------------           -------    -------       --------        --------
                                       35,531     15,116         80,963          45,461
---------------------------           -------    -------       --------        --------
Turnkey Operations
 U.S. Gulf of Mexico                      183          1          1,155           1,127
 Other Western Hemisphere               2,496      2,930          5,532           1,229
 Middle East/Africa                       226          -          1,055               -
 Asia/Pacific                             (74)       192           (241)          1,122
---------------------------           -------    -------       --------        --------
                                        2,831      3,123          7,501           3,478
---------------------------           -------    -------       --------        --------

Drilling Services
 U.S. Gulf of Mexico                      767      1,012          2,271           2,903
 Europe                                 1,864        123          3,587           1,635
 Other Western Hemisphere                 239          -            239               -
 Middle East/Africa                       136          -          1,556               -
---------------------------           -------    -------       --------        --------
                                        3,006      1,135          7,653           4,538
---------------------------           -------    -------       --------        --------

Corporate Expenses                     (7,157)    (5,017)       (17,721)        (16,499)
Goodwill Amortization                  (1,610)         -         (1,610)              -
---------------------------           -------    -------       --------        --------
  Operating Income                    $32,601    $14,357       $ 76,786        $ 36,978
===========================           =======    =======       ========        ========


Quarter ended September 30, 1996, compared to Quarter ended September 30,1995

Revenues increased to $136.9 million for the quarter ended September 30, 1996 from $83.3 million for the prior year quarter, an increase of $53.6 million or 64 percent. Transocean operations resulted in $35.4 million in revenues for the period from the effective date of the Combination, of which $23.6 million was related to mobile units and $11.8 million was related to drilling services. The remaining increase in revenues was primarily attributable to improved dayrates during the current quarter, increased turnkey revenues, and a new drilling services contract in Mexico during the 1996 period.

Operating income increased by $18.2 million or 126 percent, up from $14.4 million in the third quarter of 1995 to $32.6 million in the same quarter of 1996. Operating income attributable to the operations of Transocean which are included following the Combination was $4.9 million, including depreciation of the fair market value of fixed assets acquired in the Combination and amortization of goodwill relating to the excess of the purchase price over the estimated fair value of the net assets acquired. The remaining increase in operating income is primarily attributable to higher revenues without a corresponding increase in costs.

Revenues and operating income from mobile units increased during the third quarter of 1996 compared to the same quarter of 1995. The increases in the U.S. Gulf of Mexico result from the shift of one rig to the U.S. Gulf of Mexico from offshore Italy (included in Europe) where it worked during the third quarter of 1995. The increase in the U.S. Gulf of Mexico also resulted from higher dayrates earned by the rigs.

Partially offsetting these increases were lower revenues and operating income due to the sale of five bottom-supported rigs in the third quarter of 1995. Revenues and operating income in Europe increased primarily due to the inclusion of the results of Transocean following the Combination. The increase in Europe also resulted from higher dayrates earned by the rigs, partially offset by the shift in operations of one rig from Europe to the U.S. Gulf of Mexico. Revenues and operating income decreased in the Middle East/Africa due to the disposal of one rig in June 1996 which operated during the 1995 quarter and due to one rig's move to a shipyard for scheduled upgrades, which was partially offset by the addition of a Transocean rig operating in Nigeria.

Revenues from turnkey operations increased from $19.6 million in the third quarter of 1995 to $21.6 million in the same quarter of 1996, an increase of $2.0 million or 10 percent, attributable to higher contracted revenues on the projects completed in the 1996 period. The Company's turnkey drilling business completed three wells during the third quarter of 1996. Two of the wells were completed in the U.S. Gulf of Mexico and the third well was completed offshore Mexico and represented the final well of a five-well project for Pemex. One well was completed at a loss and one was completed at a profit. During the same quarter of 1995, two wells were completed in the U.S. Gulf of Mexico and one well was completed offshore Mexico.

Revenues and operating income from drilling services increased in 1996 principally due to the inclusion of approximately $12 million in revenues, related to the Transocean operations following the Combination. Such revenues were related to platform drilling services in the Norwegian sector of the North Sea, coiled tubing and directional drilling services in Norway and the UK, and engineering and construction services performed in Norway and the U.K. Drilling services revenue increases in 1996 also resulted from expanded drilling services in the North Sea, a new contract offshore Mexico and services performed in Qatar.

General and administrative expenses in the third quarter of 1996 increased primarily due to the inclusion of expenses related to the Tananger, Norway managed activities added by the Combination. Depreciation and amortization expense increased in the 1996 period over 1995 due to $4.7 million of additional depreciation for the Transocean rigs and $1.6 million of amortization of goodwill related to the excess of the purchase price over the estimated fair market value of the net assets acquired in the Combination. Partially offsetting these increases was a $2.0 million reduction of depreciation expense due to the extension of the useful lives of nine of the Company's rigs effective July 1, 1996. In 1995, depreciation expense included a $2.2 million valuation adjustment to a rig located in the Middle East. Other income in the third quarter of 1996 was lower than the comparable period in the prior year due to the inclusion of $16.6 million of net gain before income taxes on the sale of five bottom-supported rigs and an adjustment on the value of another rig in the third quarter of 1995. Interest expense also increased during the current quarter to reflect higher debt levels associated with the Combination, partially offset by interest capitalized on major construction projects.

Nine Months Ended September 30, 1996, compared to Nine Months Ended September 30, 1995

Revenues increased to $327.0 million for the nine months ended September 30, 1996 from $239.5 million for the prior nine month period, an increase of $87.5 million or 37 percent. Operating income increased by $39.8 million or 108 percent, up from $37.0 million for the nine months ended September 30, 1995 to $76.8 million for the same period in 1996. Revenues of $35.4 million and operating profit of $4.9 million were from Transocean's operations subsequent to the effective date of the Combination. The remaining increase in revenues and operating income was primarily attributable to improved dayrates and increased utilization of mobile units and better performance on turnkey projects completed during 1996.

Revenues and operating income from mobile units increased during the first nine months of 1996 compared to the same period of 1995. The increases in the U.S. Gulf of Mexico result from the relocation of one rig from offshore Italy where it worked during the 1995 period. The increases in the U.S. Gulf of Mexico also
resulted from higher dayrates earned by the rigs.   Partially offsetting these
increases were lower revenues and operating income due to the sale of five bottom-supported rigs in the third quarter of 1995. Revenues and operating income in Europe increased primarily due to the inclusion of the results of Transocean following the Combination. The increase in Europe also resulted from increases in dayrates earned by the rigs, partially offset by the shift in operations of one rig from Europe to the U.S. Gulf of Mexico. Revenues and operating income decreased in the Middle East/Africa due to the disposal of one rig in June 1996 which operated during the 1995 period and due to the move of one rig to a shipyard for scheduled upgrades.

Revenues from turnkey operations increased from $48.7 million in the first nine months of 1995 to $55.0 million in the same period of 1996, an increase of $6.3 million or 13 percent, attributable to higher contracted revenues on the projects completed in the 1996 period. The Company's turnkey drilling business completed eight wells during the first nine months 1996 compared to nine wells completed in 1995. Operating income from turnkey operations for the nine months ended September 30, 1996 are higher due to better performance on wells completed offshore Mexico during 1996 compared to those completed in 1995. In addition, results for the first nine months of 1996 were favorably impacted by the reversal of a loss estimate recorded in December 1995 when the third party rig contracted to perform the drilling on a Senegal turnkey well incurred operational difficulties in mobilizing to the site, resulting in a delay to the program. The well was completed during 1996 at approximately breakeven and the previous loss estimated was reversed.

Revenues and operating income from drilling services increased in 1996 principally due to the inclusion of approximately $12 million in revenues, related to the Transocean operations following the Combination. Drilling services revenue increases in 1996 also resulted from expanded drilling services in the North Sea, a new contract offshore Mexico and services performed in Qatar. Services provided in the U.S. Gulf of Mexico decreased in 1996 compared to 1995 due to lower levels of services provided on the Auger platform.

General and administrative expenses in the nine months ending September 30, 1996 increased primarily due to the inclusion of expenses related to the Tananger, Norway managed activities added by the Combination. Depreciation and amortization expense in 1996 was higher than the comparable 1995 period due primarily to $4.7 million of additional depreciation for the Transocean rigs and $1.6 million of amortization of goodwill related to the excess of the purchase price over the estimated fair market value of the net assets acquired in the Combination. Partially offsetting these increases was a $2.0 million reduction of depreciation expense due to the extension of the useful lives of nine of the Company's rigs effective July 1, 1996. In 1995, depreciation expense included a $2.2 million valuation adjustment to a rig located in the Middle East. Other income decreased in 1996 over 1995 due to the inclusion of $16.6 million of net gain before income taxes on the sale of five bottom-supported rigs and an adjustment on the value of another rig in the third quarter of 1995, partially offset by a $6.6 million pre-tax gain on the disposal of a rig in 1996, increased equity in earnings of joint ventures and increased interest income due to higher cash balances during 1996. Interest expense increased in 1996 over 1995 primarily due to the increased debt incurred related to the Combination, partially offset by interest capitalized on major construction projects.

MARKET OUTLOOK

The increased demand for rigs and higher dayrates in the deep-water and harsh-environment markets that began in 1995 continued through 1996 as new contracts were negotiated. The improvement in the markets was due in part to technological advances that expanded the opportunities for offshore exploration and development. The U.S. Gulf of Mexico and North Sea markets continue to experience increased rig utilization and higher dayrates in 1996. Also as a result of the improved market conditions, customers are increasingly seeking to contract rigs under long-term contracts.

The demand for floating drilling rigs in the U.S. Gulf of Mexico remains strong. In the first quarter of 1997, after the completion of its current contract in Brazil, the Discoverer Seven Seas is contracted to work for Exxon in the U.S. Gulf of Mexico. The contract is expected to keep the rig utilized through May 1999. Beginning in October 1996, the Discoverer 534 was on contract with Amoco at a higher dayrate than it earned in 1995. The contract is expected to keep the rig utilized through 1998. The Transocean Rather and Sonat Richardson are both working for Shell Offshore under contracts that have higher dayrates than those earned in 1995 and which will keep both rigs utilized into 1998. The Sonat D-F 96 is working for Texaco at a significantly higher dayrate than was earned in 1995 and under a contract which will utilize the rig through mid-1997. Further indications of the strength of the market in the U.S. Gulf of Mexico is the purchase and upgrades of the Transocean Amirante and the semisubmersible rig to be named the "Transocean Marianas" and the construction of a deep-water mobile drilling rig to be called the "Discoverer Enterprise" (see Liquidity and Capital Resources). These rigs have multi-year contract commitments with major operators which begin upon completion of the upgrades or construction.

The North Sea market has continued to strengthen through 1996. Beginning in October 1996, the Transocean Nordic is operating for Amoco on a contract that is expected to continue into 1998 including a six-month option period at higher dayrates. The John Shaw is currently on contract with Amerada Hess and has received a letter of intent from Shell U.K. for a follow-on contract that will keep the rig utilized into February 1999. The Transocean 8 is on contract with Kerr McGee at higher dayrates than those earned in 1995 and has follow-on contracts that are expected to utilize the drilling unit into mid-1999. The Transocean Prospect and Transocean Searcher are both under contracts with Statoil that will keep the rigs utilized through 1998 and 1999, respectively. The Transocean Arctic is on contract with Saga and has a follow-on contract with Statoil that will continue into the third quarter of 1998. The Treasurer Saga has contract commitments with Statoil and Norsk Hydro through 1999. The Transocean Wildcat is under a contract with Statoil through 1999. The Transocean Explorer is currently on contract with Total through the first quarter of 1997 and has a signed contract with Marathon Oil U.K. at significantly higher dayrates than the current contract. The contract is for four wells with an option for a fifth well and is expected to last approximately eight months. The Henry Goodrich is owned by Arcade Drilling as. and was managed by the Company under an agreement that ended on September 30, 1996. All management fees earned by the Company ceased with the completion of the management agreement, the impact of which will not be material on future results of operations.

In response to the increasing demands of our customers, the Company provides well engineering and planning through integrated service teams. These teams generally consist of Company personnel and third-party subcontractors, with the Company serving as lead contractor. Such services may be provided on either a dayrate or turnkey basis. The work generally consists of individual contractual agreements to meet specific customer needs. The Company cannot predict the extent to which such services will impact future operations.

The market for platform drilling services is expected to remain relatively stable. The Company currently has long-term contracts on six major oil fields in the Norwegian sector of the North Sea and one in the U.S. Gulf of Mexico.

In August, the fifth and final well of the program for Pemex offshore Mexico was completed. Immediately following the completion of the final well, the Company began a drilling services program with Pemex. In the U.S. Gulf of Mexico two turnkey wells were completed during the quarter. No turnkey wells in the U.S. Gulf of Mexico were in progress at the end of the quarter. Subsequent to the end of the quarter, the Company commenced and completed one well and commenced a second well. The Company also has contracts for two additional wells expected to commence in November 1996.

Historically, the contract drilling market has been highly competitive and cyclical; thus, the Company cannot predict the extent to which the current market conditions will continue.

THE COMBINATION

The purchase price of the Combination included, at estimated fair value, total assets of $1.09 billion and the assumption of total liabilities of $359.5 million. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $773.0 million, which has been accounted for as goodwill. The goodwill is being amortized over 40 years and will result in amortization expense of approximately $19 million per year. The purchase price allocation was based on preliminary estimates and may be revised at a later date.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for the nine months ended September 30, 1996 decreased $15.5 million from $57.6 million in 1995 to $42.1 million in 1996.
The decrease in cash provided by operations is primarily associated with changes in working capital components.

Cash flows used in investing activities increased $287.2 million from 1995 to 1996. The significant increase was primarily due to the acquisition of Transocean and the increased capital expenditures related to the purchase and upgrades of the Transocean Amirante, Transocean Marianas and the Discoverer Enterprise.

Cash flows provided by financing activities increased $165.2 million in 1996 over 1995. The increase resulted primarily from borrowings on the credit facility offset by related financing costs incurred in connection with the Transocean Combination. See further discussion below.

In June 1996, the Company disposed of the Offshore Bahram, which sank in January 1996 while under tow offshore Egypt. The Company recognized a net pre-tax gain on the disposal of approximately $6.6 million. Gross proceeds from the disposal were approximately $10 million.

In February 1996, the Company contracted to purchase a semisubmersible multi-service vessel, the Transocean Marianas, and is in the process of converting it to an ultra deep-water drilling unit. The Company has received a letter of intent from Shell Offshore regarding a proposed three-year contract for the Transocean Marianas, which could be extended to five years at the customer's option. This contract, which is contingent upon the Company's conversion of the rig, should generate revenue from $128 million to $211 million, depending on final contract length.

In May 1996, the Company announced plans to construct the world's largest deep-water mobile offshore drilling rig, the Discoverer Enterprise. The Company and Amoco have entered into an agreement under which the Company will provide the Discoverer Enterprise and a second-generation semisubmersible to Amoco for a combined minimum commitment of six years. In July 1996, the Company entered into a contract, at approximately $75 million, with a Spanish shipyard, Atilleros Y Talleres del Noroeste SA, for the construction of the hull and major marine systems of the Discoverer Enterprise. The drillship is expected to be operational by mid-1998. In June 1996, the Company purchased, for $32 million, the Transocean Amirante to meet the requirements of the Amoco agreement, which is being upgraded and is expected to be operational by mid-1997. Revenues generated from the base dayrates over the minimum period of the Amoco agreement are expected to range from $330 million to $375 million. See further discussion below.

The Company's investments in its existing fleet and fleet additions announced during the first nine months of 1996 will require significant capital expenditures during the remainder of 1996 and into future years. The Company expects total capital expenditures in the fourth quarter of 1996 and the 1997 year to be approximately $140 million and $415 million, respectively. The purchase and conversion of the Transocean Marianas is expected to require expenditures of approximately $25 million and $90 million during the same periods. The Discoverer Enterprise project is expected to require capital expenditures of $20 million during the remainder of 1996, $160 million during 1997 and $85 million during 1998. The Company expects to spend $25 million during the remainder of 1996 and $22 million during 1997 for upgrades to the Transocean Amirante. As with any major construction project that takes place over an extended period of time, actual costs may vary from initial estimates based on finalization of the design and actual terms of awarded contracts. The Company is negotiating a $340 million project financing arrangement relating to the construction of the Discoverer Enterprise and the Transocean Amirante upgrade. Expenditures for upgrades and improvements to other rigs in the Company's operating fleet during the remainder of 1996 are expected to be approximately $80 million.

In connection with the Combination, the Company has entered into a new credit agreement ("Credit Agreement") with a group of banks. The Credit Agreement provides for borrowing by the Company under (i) a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and (ii) a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin that varies depending on the Company's funded debt to total capital ratio, which margin is currently .40 percent. The Credit Agreement requires compliance with various restrictive covenants and effectively limits the Company's ability to pay dividends based on a specified net worth requirement. Quarterly principal payments begin on the Term Loan Facility on December 31, 1996. Both facilities have maturity dates of July 2002.

Also in connection with the Combination, the Company amended its $30 million senior note agreements to, among other things, modify the negative covenants so as to accommodate the Combination. In addition, such amendments provide that if the Company's senior unsecured long-term debt has not received an "investment grade" credit rating from Standard & Poor's Ratings Group and Moody's Investors Service, Inc. before April 1, 1997, the noteholders will be entitled to require that the Company prepay their notes at par plus a "make whole" amount, calculated by discounting to present value the future payments due with respect to such notes using an interest rate equal to Treasury securities having a maturity date equivalent to the notes plus 0.5 percent per annum. Based on the Company's current financial condition and its understanding of the rating criteria of such rating agencies, the Company expects that such investment grade credit ratings will be received prior to April 1, 1997, although the Company cannot predict with certainty the actions of such rating agencies.

In September 1996, the Company issued 22,920,840 shares of Company common stock and paid approximately $207.4 million to acquire 94.5 percent of the outstanding Transocean shares. The Company borrowed $200 million under the Term Loan Facility and used $7.4 million of its cash to acquire the shares. In November 1996, the Company paid $89.5 million to acquire an additional 3.1 million shares of Transocean through the Mandatory Offer, bringing its total ownership to more than 99 percent of the outstanding shares of Transocean. The Company borrowed $89.5 million under the Revolving Credit Facility to fund the purchase of the additional Transocean shares. The Company expects to acquire the remaining publicly held Transocean shares for approximately $2.5 million pursuant to the Compulsory Offer although

Transocean shareholders are entitled to seek a court determination of the acquisition price. In September 1996, the Company borrowed $90 million under the Revolving Credit Facility and used $30 million of its cash to lend funds to Transocean (through an affiliate revolving credit facility) to repay most of its outstanding debt. Transocean used its cash and funds from the affiliate credit facility to repay $124.0 million of its debt. The Company is in the process of negotiating a $35 million revolving credit facility to be used to fund ongoing operating cash needs of Transocean. The credit facility is expected to be finalized by December 1996.

The Company regularly reviews possible acquisitions of businesses and drilling units, and may from time to time in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by the Company of a substantial amount of cash and the issuance of a substantial number of shares of common stock. The Company would expect to fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets or a combination of all three.

The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its Credit Agreement and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments and the repurchase obligation to the remaining Transocean stockholders.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Special Meeting of Stockholders on September 3, 1996, three matters were submitted to a vote of stockholders. The first matter was the proposal to approve the issuance of Company Common Stock pursuant to the Exchange Offer dated August 2, 1996, made to shareholders of Transocean ASA, a Norwegian drilling company. The first proposal was approved by the stockholders with 19,438,701 shares voted for the proposal, 49,134 shares voted against the proposal and 24,518 shares abstaining from voting. There were 2,797,133 broker non-votes. The second matter was the proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Company Common Stock to 150,000,000. The second proposal was also approved by the stockholders with 17,257,320 shares voted for the proposal, 5,025,638 shares voted against the proposal and 26,528 shares abstaining from voting. There were no broker non-votes. The third matter was the proposal to amend the Company's Certificate of Incorporation to change the Company's name to "Transocean Offshore Inc." The third proposal was also approved by the stockholders with 21,450,028 shares voted for the proposal, 622,092 shares voted against the proposal and 33,588 shares abstaining from voting. There were 203,778 broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
 Number                      Description                                     Method of Filing
-------                      -----------                                     --------------

 4.1                         Composite Restated Certificate of               Filed as Exhibit 4(a) to the Company's
                             Incorporation of the Company (including         Registration Statement on Form S-8
                             amendments dated September 3, 1996).            (333-12475) and incorporated herein by
                                                                              reference.

 4.2                         Amendment dated September 3, 1996 to            Filed as Exhibit 4(b) to the Company's
                             Restated Certificate of Incorporation of the    Registration Statement on Form S-8
                             Company to change the Company's name.           (333-12475) and incorporated herein by
                                                                             reference.

 4.3                         Amendment dated September 3, 1996 to            Filed as  Exhibit 4(c) to the Company's
                             Restated Certificate of Incorporation of the    Registration Statement on Form S-8
                             Company to increase the authorized  shares.     (333-12475) and incorporated herein by
                                                                             reference.

10.1                         Amendment No. 1, dated September 6, 1996,       Filed  herewith.
                             to the Note Purchase Agreements, dated as of
                             February 15, 1994.

 27 - (1)                    Financial Data Schedule                          Filed with EDGAR filing only.

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated September 3, 1996, reporting under Item 2 the acquisition of Transocean ASA and including under
    Item 7 the following financial statements:

    TRANSOCEAN ASA

    Financial Statements of Transocean for each of the three years ended December 31, 1995, and for the three-month periods ended March 31, 1996 and 1995.

    PRO FORMA COMBINED FINANCIAL INFORMATION

    Unaudited Condensed Pro Forma Combined Balance Balance as of June 30, 1996.

    Unaudited Condensed Pro Forma Combined Statements of Operations for the six-month period ended June 30, 1996 and the year ended December 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Transocean Offshore Inc.
                                                    (Registrant)



Date: November  13, 1996                  /s/ Robert L. Long
                                          _____________________________________
                                          Robert L. Long
                                          Senior Vice President



Date: November 13, 1996                   /s/ Barbara S. Koucouthakis
                                          _____________________________________
                                          Barbara S. Koucouthakis
                                          Vice President and Controller