Form 10-K
period 1996-12-31
TRANSOCEAN OFFSHORE INC
filed 1997-03-21
CIK 314047

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended December 31, 1996

                         Commission file number 1-7746

                               ----------------

                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

              DELAWARE                                 72-0464968
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)


          4 GREENWAY PLAZA                                77046
           HOUSTON, TEXAS                              (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (713) 871-7500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF CLASS          EXCHANGE ON WHICH REGISTERED
             --------------          ----------------------------
      Common Stock, $0.01 par value  New York Stock Exchange, Inc.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of February 28, 1997, 50,638,548 shares of common stock were outstanding and the aggregate market value of shares held by non-affiliates was approximately $2.8 billion (based on the reported closing market price of the common stock on such date and assuming that all directors and executive officers of the Company are "affiliates," although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws.)

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996, for its annual meeting of stockholders to be held May 8, 1997, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TRANSOCEAN OFFSHORE INC.

                          INDEX TO REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

   ITEM                                                                    PAGE
   ----                                                                    ----
 PART I
          ITEMS 1 THROUGH 4
 Item 1.  Business......................................................     1
             Background.................................................     1
             Business Strategy..........................................     1
             Drilling Rig Fleet.........................................     2
             Drilling Services..........................................     5
             Drilling Contracts.........................................     6
             Arcade Drilling............................................     7
             Industry Conditions and Competition........................     8
             Operating Risks............................................     8
             International Operations...................................     9
             Regulation.................................................    10
             Employees..................................................    11
 Item 2.  Properties....................................................    11
 Item 3.  Legal Proceedings.............................................    11
 Item 4.  Submission of Matters to a Vote of Security Holders...........    12
 PART II
          ITEMS 5 THROUGH 9
 Item 5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters...........................................    14
 Item 6.  Selected Consolidated Financial Data..........................    15
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    15
 Item 8.  Financial Statements and Supplementary Data...................    26
 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................    54
 PART III
          ITEMS 10 THROUGH 13
 Item 10. Directors and Executive Officers of the Registrant............    55
 Item 11. Executive Compensation........................................    55
 Item 12. Security Ownership and Certain Beneficial Owners and
          Management....................................................    55
 Item 13. Certain Relationships and Related Transactions................    55
 PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K...........................................................    56

                                    PART I

ITEM 1. BUSINESS

  Transocean Offshore Inc. (together with its subsidiaries, unless the context requires otherwise, the "Company") is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. The Company currently has ownership interests in or operates under varying arrangements 30 mobile offshore drilling rigs, consisting of seven fourth-generation semisubmersibles, fourteen other semisubmersibles, three drillships and six jackup rigs. In addition, the Company has contracted with a Spanish shipyard for construction of a new state-of-the-art dynamically positioned drillship. The Company provides these drilling rigs, related equipment and work crews to its customers on a dayrate or turnkey basis to drill wells at offshore locations for which these customers hold drilling rights. The Company also provides its customers other related services, including well engineering and planning, and through its Transocean ASA subsidiary, performs platform drilling, well intervention and engineering and construction services.

  Transocean Offshore Inc. is a Delaware corporation with its principal executive office located at 4 Greenway Plaza, Houston, Texas 77046. Its telephone number at that address is (713) 871-7500.

BACKGROUND

  The Company was founded in 1953 to develop the first jackup rig in the Gulf of Mexico. The Company began international drilling operations in the late 1950s and was one of the first contractors to offer drilling services in the North Sea. Prior to 1982, the Company operated under the name "The Offshore Company" and from 1982 to September 1996 was known as "Sonat Offshore Drilling Inc."

  In June 1993, the Company completed an initial public offering of 15,500,000 shares of common stock, approximately 60 percent of the total issued and outstanding shares. Prior to the offering, the Company was a wholly owned subsidiary of Sonat Inc. ("Sonat"), which continued to own approximately 40 percent of the outstanding shares of the Company following the offering. In July 1995, Sonat sold its remaining interest in the Company through a secondary public offering and currently owns no capital stock of the Company.

  In September 1996, the Company acquired approximately 94 percent of the outstanding capital shares of Transocean ASA, a Norwegian joint stock company (the "Combination"). The purchase price for the shares of Transocean ASA acquired in the Combination consisted of approximately 22.9 million shares of common stock of the Company and approximately $207 million in cash. During November and December 1996, the Company acquired additional shares of Transocean ASA for approximately $91 million in cash, bringing its total ownership of Transocean ASA to over 99 percent. The Combination was deemed effective for accounting purposes as of September 1, 1996. The Company is currently in the process of acquiring all remaining outstanding shares of Transocean ASA.

  At the time of the Combination, Transocean ASA was a leading offshore drilling contractor in the deepwater and harsh environment markets, operating a fleet of 13 mobile offshore drilling units (12 of which were owned 100 percent by Transocean ASA and one of which was operated under a management contract). Transocean ASA was founded in Norway in 1972 under the name Morco Norge A/S to serve as a drilling contractor on the Norwegian Continental Shelf of the North Sea. Subsequently, Transocean ASA expanded its operations through a series of strategic acquisitions, including Ross Offshore in 1994 and Wilrig AS in 1995.

BUSINESS STRATEGY

  The Company's strategy is to concentrate its resources in the technically demanding segment of the offshore drilling industry, particularly in the ultra deepwater and harsh environment markets. The Company is committed to achieving long-term growth within this strategic niche. Consistent with this strategy,
(i) in February 1996 the Company agreed to purchase and convert a semisubmersible multi-service vessel, the MSV P.Portia (to be renamed, and referred to herein as, the "Transocean Marianas"), to an ultra deepwater drilling rig, (ii) in May 1996, the Company announced plans to construct the world's largest deepwater mobile offshore drilling rig, to be called the "Discoverer Enterprise," and to purchase and upgrade for deepwater drilling capability a second-generation semisubmersible, renamed the "Transocean Amirante," and (iii) in September 1996, the Company acquired Transocean ASA in the Combination. The Company plans to continue to invest in its existing fleet and to review opportunities for fleet additions to meet increasing customer demand. The Company also plans to utilize its foreign operating experience and engineering expertise to capitalize on turnkey and drilling services opportunities worldwide. See "-- Background" and "--Drilling Rig Fleet".

DRILLING RIG FLEET

  The Company principally uses the following three types of rigs:

[GRAPHIC]    SEMISUBMERSIBLES.           [GRAPHIC]      DRILLSHIPS. Drillships
             Semisubmersibles are                       are generally self-
             floating vessels that                      propelled and designed
             can be submerged so                        to drill in deep
             that a substantial                         water. Shaped like a
             portion of the lower                       conventional ship,
             hull is below the                          they are the most
             water surface during                       mobile of the major
             drilling operations.                       rig types.
             They are well suited
             for operations in
             rough water
             conditions.

[GRAPHIC]    JACKUPS. Jackups stand
             on the ocean floor
             with their hull and
             drilling equipment
             elevated above the
             water on connected
             support legs. They are
             best suited for water
             depths of 350 feet or
             less.

  As exploration for oil and gas has increasingly moved into deeper and more demanding offshore environments, the Company has focused its business on the technically demanding deepwater and harsh environment segments. The Company has historically been a leader in the development of offshore drilling technology, and in recent years the Company has selectively upgraded its fleet of technically advanced drilling units to be able to drill in deeper water and under harsher environmental conditions. The Company drilled all six wells in over 5,000 feet of water that commenced drilling in 1996. The Company also maintains a fleet of jackup and semisubmersible rigs that provide cost-efficient equipment suitable for work in less demanding offshore drilling environments.

  As of March 1, 1997, the Company had ownership interests in or operated seven fourth-generation semisubmersibles, fourteen other semisubmersibles, three drillships and six jackup rigs. Of these rigs, one was operated pursuant to a bareboat charter (Discoverer 511), one was operated pursuant to a management agreement (Kan Tan IV), two were owned by a corporation in which the Company has an approximate 25 percent equity interest (Paul B. Loyd, Jr. and Henry Goodrich) and the remainder were owned 100 percent by the Company.

  All of the Company's drilling equipment is suitable for both exploration and development drilling, and the Company is normally engaged in both types of drilling activity. The Company's drilling rigs are mobile and can be moved to new locations in response to customer demand. All of the Company's offshore drilling units are designed for operations away from port for extended periods of time and have living quarters for the crews, a helicopter landing deck and storage space for pipe and drilling supplies.

  The Company's fleet is currently located principally in the Gulf of Mexico, the North Sea, the Middle East and offshore Brazil and West Africa. The Company also maintains offices, land bases and other facilities worldwide, including in Houston, Texas; Metairie, Amelia and Morgan City, Louisiana; Macae, Brazil; Aberdeen, Scotland; Cairo and Ras Shukhair, Egypt; Bergen and Tananger, Norway; Ciudad Del Carmen, Mexico; Singapore; Bombay, India; Lagos and Port Harcourt, Nigeria; and Sharjah, United Arab Emirates. Most of these facilities are leased by the Company.

 Semisubmersibles

  The Company operates five of the world's thirteen operational fourth-generation semisubmersibles and has an ownership interest in two others through a corporation in which the Company has an approximate 25% equity interest. See "--Arcade Drilling." Fourth-generation semisubmersibles are those built after 1984 that have larger physical size than other semisubmersibles, harsh environment capability, high variable load capability (greater than 4,000 metric tons), 15,000 psi blowout preventers and superior motion characteristics. Fourth-generation semisubmersibles are frequently the most suitable for operations in deep water and harsh environments or for development drilling that requires larger variable loads and the ability to handle large pieces of subsea equipment. Two of these units are operating in the U.S. Gulf of Mexico, two are operating in the Norwegian sector of the North Sea and three are operating in the U.K. sector of the North Sea. The Company also owns or operates fourteen other semisubmersibles, including the Transocean Marianas and the Transocean Amirante, both of which are currently in shipyards being upgraded.

  In February 1996, the Company contracted to purchase and convert the Transocean Marianas. The purchase price was approximately $40 million. The vessel is being upgraded and converted to an ultra-deepwater semisubmersible drilling rig with a water depth capability of 7,000 feet at a total cost of approximately $190 million, of which $65.8 million was spent in 1996. It is expected that the rig will be placed in service in the fourth quarter of 1997. The Company has a letter of intent with Shell Offshore regarding a three-year contract (subject to being increased to five years at the customer's option) for the rig following its purchase and conversion. In connection with the contract with Amoco Exploration and Production Company ("Amoco") described below, the Company also purchased the Transocean Amirante, a second-generation semisubmersible, for approximately $32 million in June 1996. The rig will be upgraded at a cost of approximately $53 million and is expected to be operational by the second quarter of 1997. See "--Drillships" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Drillships

  The Company owns two dynamically positioned drillships, which have drilled in deeper water than any other offshore drilling rig. Dynamic positioning allows a vessel to maintain a constant position through the use of its on-board propulsion system. The Company's dynamically positioned drillships, Discoverer Seven Seas and Discoverer 534, set two current world records for deepwater drilling in connection with projects during 1987 and 1996 for Shell and Amoco, respectively. In addition, the Company operates the drillship Discoverer 511 pursuant to a bareboat charter agreement entered into with the Ghana National Petroleum Corporation ("GNPC") in November 1996. The agreement has a minimum term of two years commencing in March 1997 and calls for minimum charter hire payments totaling $8.8 million. The Discoverer 511 entered a U.S. Gulf Coast shipyard in December 1996 for refurbishment, which was completed in March 1997. The Company's portion of this refurbishment is not expected to exceed $3 million. The drillship has been deployed in connection with a three-well turnkey drilling project with Petroleos Mexicanos ("Pemex"), which was awarded to the Company in January 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  In May 1996, the Company announced plans to construct the world's largest deepwater mobile offshore drilling rig, to be called the "Discoverer Enterprise," which will initially be outfitted to drill in 7,000 feet of water but will be capable of exploration and development drilling in water depths of up to 10,000 feet. In July 1996, the Company contracted with Astilleros y Talleres de Noroeste S.A., a Spanish shipyard, to commence construction of the hull and major marine systems for approximately $75 million. The Company expended approximately $37 million on the project during 1996. Remaining project expenditures are estimated to be $165 million in 1997 and $90 million in 1998. The Discoverer Enterprise will be a dynamically positioned drillship equipped with a dual-activity drilling system, which is designed to allow certain steps in drilling a well to be performed simultaneously, thereby reducing the time required to drill the well and resulting in significant cost savings. The Company has prepared and filed an application for a patent with the U.S. Patent and Trademark Office with respect to this system. The Company and Amoco have entered into an agreement under which the Company will provide the Discoverer Enterprise and the Transocean Amirante to Amoco for a combined minimum commitment of six years. The Discoverer Enterprise is expected to be operational by the third quarter of 1998. The Company's obligation to accept delivery and ownership of the rig is subject to various contingencies, including the rig's meeting certain performance criteria and the shipbuilder's completing the rig within the contract time period. In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, the Company entered into a secured credit agreement with a syndicate of banks led by ABN AMRO Bank N.V. effective December 27, 1996. Under the credit agreement, approximately $340 million is available for drawdown during the construction period. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Jackup Rigs

  The Company operates six jackup rigs. Additionally, pursuant to an agreement between Transocean ASA and Global Marine, Inc. ("Global Marine"), the Company participates in the cash flow from three jackup rigs which are owned and operated by Global Marine, and Global Marine participates in the cash flow from a jackup rig, the Transocean Nordic, owned by Transocean ASA. In January 1996, the Company's jackup rig Offshore Bahram sank while in tow offshore Egypt. All personnel were evacuated without injury. The Company sold the rig in June 1996 for a net pre-tax gain of approximately $6.6 million.

  The following table provides certain information about the Company's drilling rig fleet as of March 1, 1997:

                              DRILLING RIG FLEET

                           YEAR      WATER     DRILLING                                          ESTIMATED
                          ENTERED    DEPTH      DEPTH                                            CONTRACT
     TYPE AND NAME        SERVICE  CAPABILITY CAPABILITY      LOCATION           CUSTOMER      EXPIRATION(1)
     -------------       --------- ---------- ---------- ------------------- ----------------- -------------
                                         (IN FEET)
FOURTH-GENERATION
 SEMISUBMERSIBLES
Polar Pioneer..........    1985      1,500      25,000   Norway-North Sea    Norsk Hydro       February 1998
Transocean Arctic......    1986      1,650      25,000   Norway-North Sea    Saga              April 1997
                                                                             Statoil           December 1998
Henry Goodrich(2)......    1985      2,000      30,000   U.K.--North Sea     British Petroleum December 1998
Paul B. Loyd,
 Jr.(2)(3).............    1991      2,000      25,000   U.K.--North Sea     British Petroleum December 1998
Transocean Rather......    1988      4,500      25,000   U.S. Gulf of Mexico Shell Offshore    July 1998
Transocean No. 8(4)....    1987      4,500      25,000   U.K.--North Sea     Amerada Hess      June 1999
Sonat Richardson.......    1988      5,000      25,000   U.S. Gulf of Mexico Shell Offshore    February 1999
OTHER SEMISUBMERSIBLES
Sonat D-F 97(5)........    1977        660      25,000   U.S. Gulf of Mexico Burlington Res.   July 1997
                                                                             Texaco            August 1998
Transocean Explorer....    1976      1,250      25,000   U.K.--North Sea     Total             May 1997
                                                                             Marathon          January 1998
Transocean Discoverer..    1977      1,250      25,000   U.K.--North Sea     Amerada Hess      December 1997
                                                                             Talisman          July 1999
Transocean Wildcat(6)..    1977      1,300      25,000   Norway--North Sea   Statoil           December 1999
Treasure Saga(6).......    1983      1,500      25,000   Norway--North Sea   Norsk Hydro       April 1997
                                                                             Statoil           May 1999
Transocean Searcher(6).    1983      1,500      25,000   Norway--North Sea   Statoil           June 2002
Transocean Prospect(6).    1983      1,500      25,000   Norway--North Sea   Statoil           February 1999
Kan Tan IV(7)..........    1983      2,000      25,000   U.K.--North Sea     Amerada Hess      December 1997
Transocean John Shaw...    1982      2,000      25,000   U.K.--North Sea     Shell Expro       January 1999
Sonat D-F 96...........    1975      2,300      25,000   U.S. Gulf of Mexico Texaco            May 1998
Transocean Driller.....    1991      2,600      25,000   Nigeria             Statoil           August 1997
Treasure Legend........    1983      3,500      25,000   Brazil              Petrobras         December 1997
Transocean Amirante(8).  1978/1997   3,500      25,000   U.S. Gulf of Mexico Amoco             May 1998
Transocean Marianas(9).  1979/1997   7,000      25,000   U.S. Gulf of Mexico Shell Offshore    October 2000
DRILLSHIPS
Discoverer 511(10).....  1976/1997   2,000      25,000   Mexico              Pemex             March 1999
Discoverer Seven
 Seas(3)...............    1976      6,500      25,000   U.S. Gulf of Mexico Exxon             May 1999
Discoverer 534(3)......    1975      7,800      25,000   U.S. Gulf of Mexico Amoco             February 1998
JACKUP RIGS
Offshore Jupiter(11)...    1981        130      16,000   Persian Gulf        Bunduq            April 1997
Offshore Comet.........    1980        250      20,000   Gulf of Suez        GUPCO             October 1997
Offshore Mercury.......    1969        250      20,000   Gulf of Suez        GUPCO             October 1997
Interocean III.........    1978        300      20,000   India               Enron             December 1997
Shelf Explorer.........    1982        300      25,000   Denmark--North Sea  Maersk            May 1998
Transocean Nordic(12)..    1984        300      25,000   Norway--North Sea   Amoco             April 1998

--------
 (1) Expiration dates represent the Company's current estimate of the earliest date the contract for each rig is likely to expire. Many contracts permit the customer to terminate early or to extend the contract. See "-- Drilling Contracts."
 (2) Owned by a corporation in which the Company has a 25% interest and which is controlled by a competitor; managed by the competitor. See "--Arcade Drilling."
 (3) Dynamically positioned.
 (4) Upgrade to 4,500 feet expected to be completed in the second quarter of 1997.
 (5) Upgrade to 2,000 feet planned.
 (6) Participating in Statoil cooperation agreement. See "--Drilling
     Contracts."
 (7) Operated pursuant to a management contract.
 (8) Originally constructed in 1978, with upgrade expected to be completed in 1997. The agreement with Amoco provides, in conjunction with construction of a drillship to be named the Discoverer Enterprise, for minimum combined contract period of six years. See "--Drilling Rig Fleet-- Semisubmersibles" and "--Drillships."
 (9) Originally constructed in 1979, with upgrade and conversion to drilling mode expected to be completed in 1997. The Company has a letter of intent with Shell Offshore for a three-year contract expected to commence fourth quarter 1997. See "--Drilling Rig Fleet--Semisubmersibles."
(10) Operated under a bareboat charter with GNPC. Originally constructed in 1976 with refurbishment completed in March 1997.
(11) Upgrade to 170 feet planned.
(12) Operated pursuant to the Cooperation Agreement with Global Marine. See "--Drilling Rig Fleet--Jackup Rigs."

  Upon the expiration of existing contracts, there can be no assurance that such contracts will be renewed or extended, that new contracts will be available or, if contracts are available, that they will provide revenues adequate to cover all fixed and variable costs associated with the rigs.

DRILLING SERVICES

 Integrated Drilling Services

  The Company uses its engineering expertise to provide integrated well engineering and planning services to customers. These services are provided through service teams generally consisting of Company personnel and third-party subcontractors, with the Company serving as lead contractor. The work generally consists of individual contractual agreements to meet specific customer needs and may be provided on either a dayrate or fixed price basis. As of March 1, 1997, the Company was performing such services under contracts in the U.K. sector of the North Sea and in the U.S. Gulf of Mexico.

 Platform Drilling, Well Intervention and Engineering and Construction
Services

  The Company's Transocean ASA subsidiary conducts platform drilling and well intervention through its wholly owned subsidiary Transocean Petroleum Technology AS ("TPT"). TPT is involved in production drilling and maintenance on fixed installations in the Norwegian sector of the North Sea. As of March 1, 1997, TPT had platform drilling contracts on five Norwegian fields:
Gullfaks, Valhall, Snorre, Troll and Heidrun. The drilling contract with Statoil for work on Gullfaks A, B and C calls for two combined drilling and maintenance crews, and the drilling contracts for Amoco on the Valhall field and for Saga on the Snorre field call for one combined drilling and maintenance crew per installation. TPT also provides well intervention services, including coiled tubing, nitrogen and hydraulic workover services, and owns several highly specialized coiled tubing units. In addition, TPT performs directional drilling services in the U.K. sector of the North Sea.

  The Company provides engineering services and studies and upgrading, modification and construction of drilling facilities and drilling equipment through its Transocean ASA subsidiary. In cooperation with other business areas in the Company, the engineering and construction business coordinates the development of technology, including the development of new conceptual solutions for offshore drilling. Major recent developments include a cutting reinjection system, a rig-up frame for coiled tubing systems and a hydraulic workover rig currently being constructed by TPT.

  In March 1997, the Company announced its intention to divest certain of its non-core activities and associated assets, including its platform drilling and maintenance, lightweight drilling and workover and engineering and construction activities. The Company will continue to operate the coiled tubing business of TPT. The Company has retained Oslo-based Pareto Fonds to structure the divested activities into a new corporate entity, which will be sold to investors in Norway and subsequently listed on the Oslo Stock Exchange. Revenues generated from the business activities to be divested totaled approximately $110 million during the full year 1996 (including the period prior to the Combination). The transaction is expected to be completed by the end of the second quarter of 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

DRILLING CONTRACTS

  The Company's contracts to provide offshore drilling services are individually negotiated and vary in their terms and provisions. The Company obtains most of its contracts through competitive bidding against other contractors. In some cases, the Company may be awarded drilling contracts for its deepwater and harsh environment units without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a dayrate basis and for lower rates for periods of travel or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond the control of the Company. The Company also performs drilling services under turnkey contracts, which provide for payment of a fixed price per well. Revenues from dayrate contracts have historically accounted for substantially more of the Company's revenues than turnkey contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Results."

  A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. Many of the Company's contracts permit the customer to terminate the contract early by giving notice and in some circumstances may require the payment of an early termination fee by the customer. In addition, the contract term in many instances may be extended by the customer exercising options for the drilling of additional wells or for an additional term.

  Under turnkey contracts, the Company agrees to drill a well to a specified depth for a fixed price. In general, no payment is received by the Company unless the well is drilled to the specified depth. The Company must bear the costs of performing drilling services until the well has been drilled and, accordingly, such projects may require significant cash commitments by the Company. In addition, profitability of the contract is dependent upon keeping expenses within the estimates used by the Company in determining the contract price. In performing a turnkey project, the Company employs a drilling unit from its own fleet or from another contractor under a dayrate contract. Drilling a well under a turnkey contract offers the possibility of financial gains or losses that are substantially greater than those which would ordinarily result from drilling such well under a conventional dayrate contract, since the Company retains any excess of the fixed price over its expenses (including the drilling unit dayrate) but must pay any excess of expenses over such price. The financial results of turnkey contracts depend upon the performance of the drilling unit, drilling conditions and other factors.

  In 1987, the Company entered into a partnership with Petroleum Engineers International Inc. ("PEII") of Lafayette, Louisiana, a firm that specializes in well planning, to provide petroleum engineering and related expertise on turnkey projects in the U. S. Gulf of Mexico. PEII has worked on most of the Company's turnkey projects since 1987 in exchange for fixed fees and an equity participation in those projects. In 1996, the Company and PEII formed a separate joint venture company to participate in subsequent turnkey projects. The Company believes that its operating and engineering expertise enhances its ability to compete for and complete turnkey contracts successfully. However, no assurance can be given as to the level of future turnkey operations or the results that may occur under turnkey contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Market Outlook."

  In July 1995, Statoil, an oil company owned by the Norwegian government, and the Company's Transocean ASA subsidiary signed a cooperation agreement. The agreement extends for 10 years and provides for four mobile offshore rigs (Transocean Prospect, Transocean Searcher, Treasure Saga and Transocean Wildcat) to be contracted to Statoil for estimated periods ranging from 2 1/2 to 4 years, with options to extend the contracts at market rates in minimum one-year intervals for the remainder of the 10-year term. The dayrate for the initial periods of these contracts is fixed except for certain cost escalation provisions. The agreement further provides on certain conditions for Statoil to use Transocean ASA's services on Statoil's fixed installations, Gullfaks A, B and C, Troll and Heidrun.

  Transocean ASA's platform drilling contracts are typically long-term agreements with a duration of two to five years plus extension options for the customer and are otherwise generally similar to those for mobile offshore rigs. Likewise, Transocean ASA's well services contracts typically have a duration of two to five years. Under these well services contracts, the Company may work on a "call-out" or "as requested" basis and the level of business activity generally varies according to customers' needs.

  Some of the Company's customers are seeking to establish continuing relationships with a small number of preferred drilling contractors rather than seeking competitive bids for each drilling contract from a large number of contractors. In some circumstances, to acquire preferred contractor status, a drilling contractor must be able to provide services such as planning, well engineering and project management, which are in addition to traditional drilling services. The Company believes that those contractors who are able to provide the highest quality and the greatest range of services will be the ones to achieve preferred contractor status. The Company also believes that its operational and engineering expertise may provide it an advantage in competing for this work.

  During the past five years, the Company has engaged in offshore drilling for most of the leading international oil companies (or their affiliates) in the world, as well as for many government-controlled and independent oil companies. During this period, the Company's principal customers included the Royal Dutch Shell Group, Texaco, British Petroleum, Pemex, Gulf of Suez Petroleum Company ("GUPCO"), Amoco, Petrobras and Norsk Hydro. The Company's four largest unaffiliated customers in 1996 were the Royal Dutch Shell Group, Statoil, Norsk Hydro and Amerada Hess, accounting for 27.8 percent, 12.9 percent, 9.2 percent and 7.2 percent, respectively, of the Company's 1996 consolidated operating revenues.

ARCADE DRILLING

  In December 1990, the Company contributed one of its fourth-generation, harsh environment semisubmersibles, the Henry Goodrich, to Arcade Drilling as ("Arcade Drilling"), a Norwegian joint stock company then listed on the Oslo Stock Exchange, for $70 million in cash and 21.75 percent of Arcade Drilling's common shares. Arcade Drilling also owned another fourth-generation, harsh-environment drilling rig, the Paul B. Loyd, Jr. At that time, the Company was engaged by Arcade Drilling to manage both of Arcade Drilling's rigs under five-year management agreements. Through purchase of additional shares of Arcade Drilling on the open market, the Company increased its interest in Arcade Drilling to approximately 25 percent.

  In August 1991, Reading & Bates Corporation ("R&B"), a competitor of the Company, acquired effective control of Arcade Shipping as ("Shipping"), which at that time owned a 46.25 percent interest in Arcade Drilling. R&B's control of Shipping, together with the shares of Arcade Drilling that it owned outright, gave R&B control of Arcade Drilling. In August 1991, R&B, Shipping and the Company entered into a standstill agreement providing that R&B and Shipping would not during the standstill period, subject to certain exceptions, enter into a business combination with Arcade Drilling, engage in any transaction with Arcade Drilling on terms less favorable to it than those which might be obtained from an unaffiliated third party, acquire the Paul B. Loyd, Jr. or the Henry Goodrich or permit Arcade Drilling to dispose of any interest in such rigs except for a cash sale of its entire interest at an appraised price. This standstill period continues (as to R&B and its affiliates) until September 1, 1998, barring an earlier disposition of interest by the Company or Shipping. Pursuant to the standstill agreement, the Company, Shipping and R&B have agreed not to buy or sell any of their respective shares in Arcade Drilling from or to the Company, Shipping, R&B or their respective affiliates (other than Arcade Drilling), unless the acquiring party affords both non-acquiring parties the opportunity to sell all their shares to the acquiring party on substantially identical terms and at the same time.

  In 1994, R&B purchased the 46.25 percent of the Arcade Drilling stock previously owned by Arcade Shipping and, pursuant to the standstill agreement, tendered for the remaining outstanding shares of Arcade Drilling. The Company declined to tender its shares. Arcade Drilling was delisted from the Oslo Stock Exchange in February 1995. The management agreement for the Paul B. Loyd, Jr. expired in December 1995, and the management agreement for the Henry Goodrich expired in September 1996. Arcade Drilling declined to renew such agreements upon their expiration, and the rigs are now managed by R&B.

INDUSTRY CONDITIONS AND COMPETITION

  Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of high demand, short rig supply and high dayrates followed by periods of low demand, excess rig supply and low dayrates. The industry is characterized by high capital costs, long lead times for construction of new rigs and numerous competitors. The offshore contract drilling business is influenced by many factors, including the current and anticipated prices of oil and gas (which affect the expenditures by oil companies for exploration and production) and the availability of drilling units.

  Domestically, oil and natural gas prices have been directly affected by such factors as natural gas production, availability of new oil and gas leases and governmental laws and regulations regarding, among other things, environmental protection and taxation. Factors which influence demand for the Company's services include worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices, the level of production by non-OPEC countries, contractual terms imposed by governments with respect to exploration and development of oil and gas resources, and advances in the technology relating to the exploration and development of hydrocarbon reserves. In addition, worldwide political and economic events, including initiatives by OPEC, are likely to cause price volatility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Outlook."

  Drilling contracts are traditionally awarded on a competitive bid basis. While an operator selecting a rig may consider, among other things, quality of service and equipment, intense price competition is often the primary factor in determining which qualified contractor is awarded a job. However, in the markets for large, modern semisubmersibles and deepwater drillships (on which the Company has focused), demand has been increasing in recent years while the supply has remained relatively constant, thus resulting in increasing rates for these drilling units. See "--Drilling Contracts."

OPERATING RISKS

  The Company's operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as blow-outs, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel. Damage to the environment could also result from the Company's operations, particularly through oil spillage or extensive uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather.

  The Company maintains broad insurance coverage, including insurance against general and marine public liability. The Company's offshore drilling equipment is covered by physical damage insurance policies against marine and other perils, including losses due to capsizing, grounding, collision, fire, lightning, hurricanes, wind, storms, action of waves, cratering, blowouts and explosions, and by policies against war risks to its rigs located in foreign countries. The Company also carries employer's liability and other insurance customary in the drilling business.

  The Company believes it is adequately insured in accordance with industry standards against normal risks in its operations; however, such insurance coverage may not in all situations provide sufficient funds to protect the Company from all liabilities that could result from its drilling operations. Although the Company's current practice is to insure its drilling units for at least the net book value of the units, the Company's insurance would not cover the costs that would be required to replace certain of its units, including certain of its fourth-generation semisubmersibles and drillships. Moreover, the Company's insurance coverage in most cases does not protect against loss of revenues. Accordingly, the occurrence of a casualty or loss against which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

  The Company is subject to liability under various environmental laws and regulations. See "--Regulation." The Company has generally been able to obtain some degree of contractual indemnification pursuant to which the Company's customer agrees to protect and indemnify the Company from liability for pollution and environmental damages. However, there is no assurance that the Company can obtain such indemnities in all of its contracts or that, in the event of extensive pollution and environmental damages, the customer will have the financial capability to fulfill its contractual obligation to the Company. Also, these indemnities may not be enforceable in all instances. No such indemnification is typically available for turnkey operations.

INTERNATIONAL OPERATIONS

  The Company has derived a majority of its revenues from its foreign drilling operations in each of the past three years. The Company cannot predict whether foreign drilling operations will account for a greater or lesser percentage of such revenues in future periods. See Note 17 of Notes to Consolidated Financial Statements.

  The Company's foreign operations are subject to certain political and other uncertainties not encountered in domestic operations, including risks of war, expropriation of equipment, renegotiation or modification of existing contracts, taxation policies and the general hazards associated with foreign sovereignty over certain areas in which operations are conducted. The Company is protected to a substantial extent against capital loss (but typically not loss of revenues) from most of such risks through insurance, indemnity provisions in its drilling contracts or both, but usually not risk of expropriation or other political risks. See "--Operating Risks". The Company's operations are also subject to extensive regulation by foreign governments. See "--Regulation."

  The Company's ability to compete in the international drilling market may be adversely affected by foreign governmental practices which favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. The Company expects to continue to structure certain of its operations through joint ventures or other appropriate means in order to remain competitive in the world market.

  Other risks inherent in foreign operations are the possibility of currency exchange losses where revenues are received in currencies other than United States dollars and losses resulting from an inability to collect dollar revenues because of a shortage of convertible currency available to the foreign country. Generally, the Company limits these risks by obtaining compensation in United States dollars or freely convertible foreign currencies and, to the extent possible, by limiting acceptance of blocked currencies to amounts which match its expense requirements in local currency. In addition, the Company may utilize a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Derivative Instruments." To date, the Company's foreign operations have not been materially affected by these currency risks.

REGULATION

  The Company's operations are affected from time to time in varying degrees by governmental laws and regulations. The drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax and other laws relating to the energy business generally.

  Foreign contract drilling operations are subject to various laws and regulations in countries in which the Company operates. Such laws and regulations regulate various aspects of foreign operations, including the equipping and operation of drilling units, currency conversions and repatriation, oil exploration and development, taxation of foreign earnings and earnings of expatriate personnel and use of local employees and suppliers by foreign contractors. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exportation of oil and other aspects of the oil industries in their countries. In addition, government action, including initiatives by OPEC, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

  In the United States, regulations applicable to the Company's operations include certain regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling units in navigable United States waters and certain offshore areas, may be liable for damages and costs incurred in connection with oil spills for which it is held responsible, subject to certain limitations. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company's financial position and results of operations.

  The Oil Pollution Act of 1990 ("OPA") and regulations promulgated pursuant thereto impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by the OPA, and such liability could be substantial. A failure to comply with ongoing requirements or inadequate cooperation in a spill event could subject a responsible party to civil or criminal enforcement action.

  The Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of environmental related lease conditions or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

  Certain of the foreign countries in whose waters the Company is presently operating or may operate in the future have regulations covering the discharge of oil and other contaminants in connection with drilling operations.

  The Company believes that it has conducted its operations in substantial compliance with applicable environmental laws and regulations governing its activities. Although significant capital expenditures may be required to comply with such governmental laws and regulations, such compliance has not materially adversely affected the earnings or competitive position of the Company. In 1992, regulations relating to offshore drilling rigs were issued in the U.K. which required a comprehensive review of the technical characteristics of and operating procedures for each rig in the U.K. sector of the North Sea. It is possible that such laws and regulations in the future may add to the cost of operating offshore drilling equipment or may significantly limit drilling activity.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 4,200 employees, of which approximately 3,500 were assigned to rigs. The Company requires highly skilled personnel to operate its drilling units. As a result, the Company conducts extensive personnel training and safety programs and has won awards for safety from various industry associations. The Company believes that in light of increased demand for drilling services, the possibility of a shortage of qualified personnel exists. The Company has initiated a training and recruitment program to address this issue; however, these increases in demand for drilling services may make retention of qualified personnel more difficult at current compensation levels.

  The Company's Norwegian employees are represented by five Norwegian unions, each of which participates in one or several nationwide agreements concerning salary and other specific terms and conditions. These nationwide agreements are established as a result of bi-annual negotiations between the various employers' nationwide associations and the respective employees' unions. In addition, if necessary, local agreements are made to adapt to local conditions within each area. At present, the Company, through its subsidiaries, is a part of eleven such nationwide agreements and seven such local agreements. As at December 31, 1996, approximately 1,800 employees of the Company were organized under unions. The Company does not have any other collective bargaining agreements that are material to the Company and considers relations with its employees to be good.

ITEM 2. PROPERTIES

  The description of the Company's property included under "Item 1. Business" is incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

  In August 1990 and October 1990, Sonat Offshore do Brasil Perfuracoes Maritimas Ltda. ("Sonat Brazil"), a subsidiary of the Company, was served with assessments from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services ("ISS") for the period from August 1985 through August 1987. These assessments collectively total (with penalties and interest) approximately $2 million. In June 1991, the municipality of Rio de Janeiro, Brazil served an additional ISS assessment for the equivalent (with penalties and interest) of approximately $9 million naming both Sonat Brasil and another subsidiary of the Company, Sonat Offshore S.A. Neither subsidiary believes that it is liable for the taxes claimed in the assessments. The Company's arguments have been rejected, however, by the Taxpayer's Council as to the first and third assessments. The Company has initiated court actions with respect to the first and third assessments and is awaiting a ruling by the Taxpayer's Council as to the second. If these defenses are unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company's subsidiaries for ISS payments required to be paid by them. In the opinion of management, the outcome of these assessments will not have a material adverse affect on the financial condition of the Company.

  The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any pending litigation will have a material adverse effect on its operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        AGE AS OF
             OFFICER                           OFFICE                 MARCH 1, 1997
             -------                           ------                 -------------
     J. Michael Talbert......  Chairman of the Board and Chief              50
                                Executive Officer
     W. Dennis Heagney.......  President and Chief Operating Officer        49
     Jon C. Cole.............  Senior Vice President                        44
     Robert L. Long..........  Senior Vice President and Chief              51
                                Financial Officer
     Reidar Lund.............  President and Chief Executive Officer,       55
                                Transocean ASA
     G. Austin King..........  Senior Vice President                        57
     Donald R. Ray...........  Senior Vice President                        50
     Eric B. Brown...........  Vice President, General Counsel and          45
                                Secretary
     Barbara S. Koucouthakis.  Vice President and Controller                38
     Forrest E. Wylie........  Vice President and Treasurer                 33
     Arne Austreid...........  Vice President                               41
     Jan Erik Tveteraas......  Vice President                               36
     Paul A. King............  Vice President                               45

  There is no family relationship between any of the above-named executive officers.

  The officers of the Company are elected annually by the Board of Directors. The identification of an individual as an executive officer in this report does not constitute a determination by the Company or its Board of Directors that such individual is an officer of the Company for purposes of Section 16 of the Securities Exchange Act of 1934.

  J. Michael Talbert was elected a director and Chairman of the Board and Chief Executive Officer of the Company effective September 1, 1994 and currently serves in those capacities. During the past five years, prior to assuming his current position with the Company, Mr. Talbert served as an executive officer of Lone Star Gas Company, a division of Ensearch Corporation, and Texas Oil and Gas Corporation.

  W. Dennis Heagney was elected President of the Company effective April 1, 1986 and currently serves in that capacity and as Chief Operating Officer. He has been employed by the Company since 1969 was elected Vice President in 1983 and Senior Vice President in 1984.

  Jon C. Cole was elected Senior Vice President of the Company effective April 1, 1993 and currently serves in that capacity, with responsibility for marketing. Mr. Cole joined the Company in 1978 and was elected Vice President in 1990.

  Robert L. Long was elected Senior Vice President of the Company effective May 1, 1990 and currently serves in that capacity and as Chief Financial Officer. Mr. Long has been employed by the Company since 1976 and was elected Vice President in 1987.

  Reidar Lund was elected President and Chief Executive Officer of Transocean ASA effective March 3, 1990 and currently serves in those capacities. Mr. Lund is a member of the Board of the Norwegian Oil Industry Association, member of the Board of the Norwegian Petroleum Society and a deputy member of the Board of the Drilling and Construction Vessel Group, a division of the Norwegian Shipowner's Association. Mr. Lund became a director of the Company in September 1996.

  G. Austin King was elected Senior Vice President of the Company effective December 1, 1996 and currently serves in that capacity, with responsibility for drilling services. Mr. King joined the Company in 1968 and has served as a Vice President of the Company since 1987.

  Donald R. Ray was elected Senior Vice President of the Company effective December 1, 1996 and currently serves in that capacity, with responsibility for technical services. Mr. Ray has been employed by the Company since 1972 and has served as a Vice President of the Company since 1986.

  Eric B. Brown was elected Vice President and General Counsel of the Company effective February 1, 1995 and Secretary effective September 29, 1995 and currently serves in those capacities. During the past five years, prior to assuming his current position with the Company, Mr. Brown served as General Counsel of Coastal Gas Marketing Company.

  Barbara S. Koucouthakis was elected Controller of the Company effective January 1, 1990 and Vice President effective April 1, 1993 and currently serves in those capacities. She has been employed by the Company since 1982.

  Forrest E. Wylie was elected Treasurer of the Company effective February 1, 1995 and Vice President effective December 1, 1996 and currently serves in those capacities. During the past five years, prior to assuming his current position, Mr. Wylie served as Manager of Treasury Services for the Company from 1993 to 1995 and prior to that as Treasury Manager for American Exploration Company.

  Arne Austreid was elected Vice President of the Company effective December 1, 1996 and currently serves in that capacity, with responsibility for human resources. During the past five years, prior to assuming his current position with the Company, Mr. Austreid served with Transocean ASA as Vice President, Human Resources and Corporate Services since August 1, 1994, Deputy Manager for well service operations in the United Kingdom from 1992 to 1994 while pursuing post-graduate studies and prior thereto as Vice President, Engineering and Construction.

  Jan Erik Tveteraas was elected Vice President of the Company effective December 1, 1996 and currently serves in that capacity, with responsibility for corporate planning. During the past five years, prior to assuming his current position with the Company, Mr. Tveteraas served with Transocean ASA as Chief Financial Officer since October 1, 1994 and prior thereto as Vice President, Finance.

  Paul A. King was elected Vice President of the Company effective December 1, 1996 and currently serves in that capacity, with responsibility for operations. He has been employed by the Company since 1975.

  In connection with the Company's disposition of certain non-core activities and associated assets into a new Norwegian public company, Mr. Lund will resign his positions as President and Chief Executive Officer of Transocean ASA and as a director of the Company to lead the new company. Mr. Cole, currently Senior Vice President with responsibility for marketing, will assume responsibility for mobile offshore drilling units in northwestern Europe and for worldwide coiled tubing operations. Mr. Heagney will continue to serve as President and Chief Operating Officer, with responsibility for mobile offshore drilling units in the remainder of the world and for worldwide turnkey and drilling services activities. Mr. Austreid will become President of Transocean ASA following Mr. Lund's departure. See "Item 1. Business--Drilling Services."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's common stock is listed on the New York Stock Exchange (the "NYSE") and on the Oslo Stock Exchange under the symbol "RIG." The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated as reported on the NYSE Composite Tape.

                                                                   PRICE
                                                                 ------------
                                                                 HIGH    LOW
                                                                 ----    ----
      1995
        First Quarter........................................... $23 1/4 $17 3/4
        Second Quarter..........................................  33 3/8  23 3/4
        Third Quarter...........................................  30 3/4  27 3/4
        Fourth Quarter..........................................   49     31 3/8
      1996
        First Quarter...........................................   53     41 1/8
        Second Quarter..........................................   59     46 1/2
        Third Quarter...........................................  61 3/4  48 7/8
        Fourth Quarter..........................................  71 3/8  56 5/8

  On March 19, 1997, the last reported sales price of the Company's common stock on the NYSE Composite Tape was $58 1/4 per share. On such date, there were approximately 300 holders of record of the Company's common stock.

  The Company has paid quarterly cash dividends of $0.06 per share of its common stock since the fourth quarter of 1993. Any future declaration and payment of dividends will be (i) dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors,
(ii) subject to the discretion of the Board of Directors of the Company, (iii) subject to restrictions contained in the Company's bank credit agreement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Credit Agreement and Project Financing Agreement") and (iv) payable only out of the Company's surplus or current net profits in accordance with Delaware law.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 has been derived from the audited consolidated financial statements of the Company included elsewhere herein. The selected consolidated financial data as of December 31, 1994, 1993 and 1992 and for each of the two years in the period ended December 31, 1993 has been derived from audited consolidated financial statements of the Company not included herein. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data." The statement of operations data for the year ended December 31, 1996 includes the operating results of Transocean ASA since September 1, 1996, the effective date of the Combination for accounting purposes.

                                                    YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1996  1995  1994  1993  1992
                                                  ------ ----- ----- ----- ----
                                                    (IN MILLIONS, EXCEPT PER
                                                           SHARE DATA)
INCOME STATEMENT DATA
Operating Revenues............................... $  529 $ 323 $ 243 $ 271 $202
Operating Income.................................    108    52    21    24    7
Income Before Cumulative Effect of Accounting
 Change(a).......................................     78    47    13    24   --
Income Before Cumulative Effect of Accounting
 Change Per Share(b)............................. $ 2.17 $1.65 $0.45 $1.00 $ --
BALANCE SHEET DATA (at end of period)
Total Assets..................................... $2,443 $ 542 $ 493 $ 472 $440
Total Debt.......................................    420    30    30    --  178
Stockholders' Equity.............................  1,628   364   321   314  108
Cash Dividends Declared Per Share(c)............. $ 0.24 $0.24 $0.24 $0.06 $ --

--------
(a) 1993 excludes a $10 million charge ($7 million after tax) which was recognized as a cumulative effect of accounting change relating to recording the transition obligation in connection with the adoption of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, in January 1993 and includes $24 million ($16 million after tax) of interest income relating to the settlement of Sonat's consolidated federal income tax case for the years 1983 to 1985.
(b) Earnings per share are not presented for periods prior to 1993, since the Company was wholly owned by Sonat.
(c) 1993 excludes $106 million paid to Sonat prior to the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company provides contract drilling services for oil and gas wells located in offshore areas throughout the world through its three lines of business--Mobile Units, Turnkey Operations and Drilling Services. The Company currently owns, has ownership interests in or operates a total of 30 mobile offshore drilling rigs, including two units not yet in service. See "-- Liquidity and Capital Resources." The Mobile Units line of business operates drilling rigs for customers at a contractually determined price per day (dayrate). Turnkey Operations involves drilling wells to specified depths for customers for a fixed price. Drilling Services provides personnel and equipment other than rigs for oil and gas exploration and production on either a dayrate or fixed price basis.

  The Company's fleet of 30 mobile offshore drilling rigs includes some of the industry's most technically advanced rigs. The fleet consists of seven fourth-generation semisubmersibles (two of which are owned by a corporation in which the Company has a 25 percent equity interest and are managed by a competitor), fourteen other semisubmersibles, three drillships and six jackup rigs. As of March 1, 1997, the fleet was located in the

U.S. Gulf of Mexico, the North Sea and offshore Europe, Brazil, Egypt, India, Nigeria and the United Arab Emirates. The Company plans to continue to invest in its existing fleet and to review opportunities for fleet additions to meet increasing customer demands. The Company's business strategy is to concentrate its resources in the deepwater and harsh-environment segments of the drilling market and to utilize its foreign operating experience and engineering expertise to take advantage of turnkey and drilling services opportunities worldwide.

  Prior to the Company's initial public offering of 15,500,000 shares of common stock in June 1993, the Company was a wholly owned subsidiary of Sonat. In July 1995, Sonat sold its remaining 40 percent of the outstanding shares of the Company through a secondary public offering. Prior to September 1996, the Company was known as Sonat Offshore Drilling Inc.

  On September 3, 1996, the Company acquired in the Combination 50,857,948 shares of Transocean ASA, which constituted approximately 94 percent of the outstanding Transocean ASA shares. During November and December 1996, the Company acquired additional Transocean ASA shares, bringing its total ownership to over 99 percent of the outstanding shares. The Combination was deemed effective for accounting purposes as of September 1, 1996; the financial activity of the intervening period was not material to the financial statements. Transocean ASA is a major offshore drilling company which, at the time of the Combination, owned or managed thirteen mobile offshore drilling rigs. It also provides two additional types of Drilling Services: (i) oil and gas platform drilling and well intervention and (ii) oil services engineering and construction.

OPERATING RESULTS

  Comparative data relating to the Company's operating revenues and operating income by segment and geographic area follows. The operating results of Transocean ASA are included from September 1, 1996. Operating revenues and operating income from Drilling Services include (i) integrated drilling services previously included in Mobile Units, (ii) platform drilling and well intervention and (iii) oil services engineering and construction. Prior period amounts have been reclassified to conform with the current presentation.

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
OPERATING REVENUES
Mobile Units
  U.S. Gulf of Mexico............................. $141,210  $ 95,771  $ 79,511
  North Sea and Europe............................  179,865    88,885    74,742
  Other Western Hemisphere........................   29,193    24,365    21,207
  Other Eastern Hemisphere........................   31,035    29,894    29,958
                                                   --------  --------  --------
                                                    381,303   238,915   205,418
                                                   --------  --------  --------
Turnkey Operations
  U.S. Gulf of Mexico.............................   27,222    20,230     3,726
  Other Western Hemisphere........................   26,031    36,711    23,438
  Other Eastern Hemisphere........................    5,855     4,300        --
                                                   --------  --------  --------
                                                     59,108    61,241    27,164
                                                   --------  --------  --------
Drilling Services
  U.S. Gulf of Mexico.............................   10,345    13,065    10,814
  North Sea and Europe............................   61,723    10,914     8,563
  Other Western Hemisphere........................    5,089        --        --
  Other Eastern Hemisphere........................   11,565       676        --
                                                   --------  --------  --------
                                                     88,722    24,655    19,377
                                                   --------  --------  --------
Intersegment Eliminations (a).....................     (230)   (2,153)   (9,006)
                                                   --------  --------  --------
Total Operating Revenues.......................... $528,903  $322,658  $242,953
                                                   ========  ========  ========
OPERATING INCOME (LOSS)
Mobile Units
  U.S. Gulf of Mexico............................. $ 74,062  $ 28,709  $ 13,657
  North Sea and Europe............................   32,317    20,032     6,181
  Other Western Hemisphere........................    5,981     3,908    (2,060)
  Other Eastern Hemisphere........................    4,952     8,290    10,425
  Other...........................................      367      (521)   (1,141)
                                                   --------  --------  --------
                                                    117,679    60,418    27,062
                                                   --------  --------  --------
Turnkey Operations
  U.S. Gulf of Mexico.............................   (3,306)    1,511       292
  Other Western Hemisphere........................    5,424     4,247     4,032
  Other Eastern Hemisphere........................      736       207         3
                                                   --------  --------  --------
                                                      2,854     5,965     4,327
                                                   --------  --------  --------
Drilling Services
  U.S. Gulf of Mexico.............................    2,951     3,969     4,022
  North Sea and Europe............................    5,895     3,280     4,154
  Other Western Hemisphere........................      337        --        --
  Other Eastern Hemisphere........................    1,802       (46)       --
                                                   --------  --------  --------
                                                     10,985     7,203     8,176
                                                   --------  --------  --------
Corporate Expenses................................  (23,904)  (21,498)  (18,668)
                                                   --------  --------  --------
Operating Income.................................. $107,614  $ 52,088  $ 20,897
                                                   ========  ========  ========

--------
(a) Intersegment eliminations reflect the elimination of operating revenues earned when one of the Company's business segments provides services to another of the Company's business segments.

1996 COMPARED TO 1995

  Net Income for the year ended December 31, 1996 was $78.0 million, or $2.17 per share. This compares to net income of $46.9 million, or $1.65 per share, in 1995, an improvement of $31.1 million, or $0.52 per share. The increase for 1996 reflects the continuation of the high rig utilization rates experienced in 1995, along with inclusion of the results of Transocean ASA following the September 1996 Combination. The weighted-average number of shares was 35.9 million and 28.4 million for the years ended 1996 and 1995, respectively. The increase in the weighted-average number of shares was primarily due to shares issued in the Combination in September 1996.

  Revenues were $528.9 million in 1996 compared to $322.7 million in 1995, an increase of $206.2 million or 64 percent. Transocean ASA operations resulted in $148.6 million of revenues for the period from September 1, 1996, the effective date of the Combination, of which $102.0 million was related to Mobile Units and $46.6 million was related to Drilling Services. The remaining increase in revenues was primarily attributed to improved dayrates during the year and increased Drilling Services activity, partially offset by a decrease in Turnkey Operations activity.

  Revenues from Mobile Units increased by $142.4 million, from $238.9 million in 1995 to $381.3 million in 1996. The increase in the U.S. Gulf of Mexico revenues resulted primarily from higher dayrates earned and from the relocation of one rig from offshore Italy where it worked during a portion of 1995. Partially offsetting these increases were lower revenues in 1996 due to the sale of five bottom-supported rigs in the third quarter of 1995. The increase in revenues from the North Sea and Europe resulted primarily from the inclusion of $90.9 million of revenues from Transocean ASA following the Combination. Although dayrates increased in the North Sea and Europe in 1996 over 1995, the effect of these increases was offset by the relocation of one rig to the U.S. Gulf of Mexico in the third quarter of 1995. The increase in Other Western Hemisphere revenues resulted primarily from the inclusion of Transocean ASA results following the Combination.

  Revenues from Turnkey Operations decreased by $2.1 million, from $61.2 million in 1995 to $59.1 million in 1996. The increase in revenues in the U.S. Gulf of Mexico resulted from the completion of a greater number of wells during 1996. In 1995, the Company completed six wells versus eight wells completed in 1996. In Other Western Hemisphere, the revenues from Turnkey Operations decreased because the Company completed three wells in 1995 versus two in 1996.

  Revenues from Drilling Services increased $64.0 million, up from $24.7 million in 1995 to $88.7 million in 1996. The largest increase in Drilling Services revenues was in the North Sea and Europe, principally due to the inclusion of Transocean ASA results following the Combination and the expansion of drilling services provided. Revenues increased in Other Western Hemisphere due to a contract performed offshore Mexico, while increases in Other Eastern Hemisphere resulted from services performed in Qatar during 1996.

  Operating Income increased $55.5 million, or 107 percent, up from $52.1 million in 1995 to $107.6 million in 1996. Operating income attributable to the operations of Transocean ASA, which is included following the Combination, was $17.3 million, including depreciation of the fair market value of fixed assets acquired in the Combination and amortization of goodwill relating to the excess of the purchase price over the estimated fair value of the net assets acquired. Transocean ASA's operating income relating to Mobile Units and Drilling Services was $15.9 million and $2.0 million, respectively. The remaining increase in operating income is primarily attributable to higher revenues without a corresponding increase in costs.

  Operating income from Mobile Units increased $57.3 million, from $60.4 million in 1995 to $117.7 million in 1996. The increase in the U.S. Gulf of Mexico resulted primarily from higher dayrates earned without a corresponding increase in operating expenses. The increase in operating income in the North Sea and Europe resulted primarily from the inclusion of the results of Transocean ASA following the Combination. In light of the continued improvements in the market, effective July 1, 1996, the Company extended the useful lives of nine of its existing rigs by an average of five years. The effect of this change in accounting estimate on depreciation expense and net income for the year ended December 31, 1996 was $4.1 million and $2.7 million ($0.07 per share), respectively.

  Operating income from Turnkey Operations decreased $3.1 million, from $6.0 million in 1995 to $2.9 million in 1996. The decrease resulted primarily from losses of $4.8 million in 1996 on five turnkey wells (three of which were still in progress at the end of 1996) in the U.S. Gulf of Mexico. The losses on the wells in progress reflect the Company's best estimate of losses to be incurred to complete such wells. Due to the inaccuracies inherent in such estimates for wells in progress, no assurance can be given that actual losses will not exceed these estimates. The wells were competitively bid and experienced operational difficulties during the drilling phase.

  Operating income from Drilling Services increased $3.8 million, from $7.2 million in 1995 to $11.0 million in 1996. The largest increase in Drilling Services was in the North Sea and Europe and was primarily due to the inclusion of Transocean ASA's results following the Combination. The remaining increase is due to the overall increase in activity.

  Corporate expenses increased $2.4 million, from $21.5 million in 1995 to $23.9 million in 1996 primarily due to increased costs to integrate and manage a larger organization. The corporate organization expanded to accommodate the overall growth of the Company as a result of the Combination and the increased activity in the industry such as the major construction programs, increasing recruiting and training activity and upgrading and expanding communication and data processing systems.

  Other Income decreased primarily due to the non-recurring pre-tax gain of $16.6 million from the sale of six bottom-supported rigs in 1995 and higher interest expense in 1996 due to debt incurred related to the Combination. Partially offsetting these decreases were higher interest income earned due to higher average cash balances, increased equity in earnings of joint ventures in 1996 over 1995, and a non-recurring pre-tax gain of $6.6 million on the disposal of a rig in 1996.

  Income Tax Expense increased in 1996 to $43.6 million from $28.2 million, primarily due to the increase in pre-tax income. 1996 income tax expense included $30.5 million of current U.S. federal and state income taxes, $6.6 million of current foreign income taxes and $6.5 million of deferred U.S. federal and foreign income tax expense. 1995 income tax expense included $24.6 million of current U.S. federal and state income taxes and $7.9 million of current foreign income taxes, reduced by $4.3 million of deferred U.S. federal income tax benefits.

1995 COMPARED TO 1994

  Net Income for the year ended December 31, 1995 was $46.9 million, or $1.65 per share. This compares to net income of $12.7 million, or $0.45 per share, in 1994, an improvement of $34.2 million, or $1.20 per share. The increase in 1995 was largely due to increased utilization and improved dayrates for the drilling fleet as well as a net $10.8 million after-tax gain on the sale of six bottom-supported rigs. Total fleet utilization reached 88 percent in 1995 versus 77 percent in 1994. Utilization of the eight semisubmersibles and two deepwater drillships reached 99 percent in 1995 compared to 80 percent in the previous year.

  Revenues were $322.7 million for 1995 compared to $243.0 million in 1994, an increase of $79.7 million or 33 percent. Revenues from Mobile Units increased by $33.5 million from $205.4 million in 1994 to $238.9 million in 1995. The increase in the U.S. Gulf of Mexico was primarily due to higher dayrates with increased occupancy. Additionally, a rig was mobilized from Italy in the third quarter of 1995 and contributed four months of revenue to this area's results. In the North Sea and Europe, one rig saw full utilization and significantly higher average dayrates after being stacked for 283 days in 1994. Also contributing was a full year of revenue from another rig, which operated for nine months in 1994. Partially offsetting these increases was the mobilization of a rig from Italy in late 1995. The rig in Other Western Hemisphere operated at 100 percent utilization in 1995 compared to 77 percent utilization the year before.

  Turnkey Operations revenues increased by $34.1 million to $61.2 million for 1995 from $27.1 million in 1994. During 1995 the Company completed six turnkey wells in the U.S. Gulf of Mexico, three in Other Western Hemisphere and one in Other Eastern Hemisphere. In comparison, 1994 turnkey revenue was generated from the completion of one turnkey well in the U.S. Gulf of Mexico and one well in Other Western Hemisphere.

  Drilling Services saw a slight increase in activity during 1995.

  Operating Income increased to $52.1 million in 1995 from $20.9 million in 1994, an increase of $31.2 million or 149 percent. The greatest share of this increase was due to improved contributions from Mobile Units, which increased $33.3 million from 1994, an improvement of 123 percent. The increase resulted primarily from higher dayrates and utilizations earned by the rigs without as large an increase in operating expenses. Partially offsetting this was a $2.2 million valuation adjustment on a jackup rig in Other Eastern Hemisphere.

  Although Turnkey Operations activity increased significantly in 1995 from 1994, operating income from this segment increased only slightly as a result of operating losses of $2.4 million incurred on two completed wells: one in the Other Western Hemisphere and one in the U.S. Gulf of Mexico. Also, the Company accrued a loss of $0.8 million for a well in Other Eastern Hemisphere that was planned to start in December 1995. The third-party rig that was contracted to perform the drilling incurred operational difficulties in mobilizing to the site, resulting in a delay in the program and a change in the rig to be used.

  Although revenues for Drilling Services increased in 1995 over 1994, margins declined slightly. As a result, operating income for this segment was comparable between years.

  Corporate expenses increased $2.8 million in 1995. The increase resulted primarily from $1.2 million of expense related to the early vesting of a restricted stock grant, $0.7 million of costs incurred in conjunction with a potential corporate acquisition and $0.5 million of other non-recurring corporate charges.

  Other Income for 1995 included the pre-tax net gains of $16.6 million from the sale of six bottom-supported rigs and $1.8 million of net interest income related to the settlement of Sonat's consolidated U.S. federal income tax examination for the years 1986 to 1988. Higher cash balances in 1995 resulted in a corresponding increase in interest income. The increased equity in the earnings of joint ventures was primarily attributable to the increased utilization and dayrate of a rig owned by Arcade Drilling, a Norwegian corporation in which the Company has a 25 percent equity interest.

  Income Tax Expense increased in 1995 to $28.2 million from $7.5 million, largely due to the increase in pre-tax income. Income tax expense for 1995 included $24.5 million of current U.S. federal income taxes and $7.9 million of current foreign income taxes, reduced by $4.3 million of deferred U.S. federal income tax benefits. Income tax expense for 1994 consisted of $4.0 million of current U.S. federal income taxes, $0.9 million of current foreign income taxes, $2.2 million of deferred U.S. federal income taxes, and $0.4 million of current U.S. state income taxes.

OTHER FACTORS AFFECTING OPERATING RESULTS

  The general rate of inflation in the United States and the majority of the foreign countries in which the Company operates has been moderate over the past several years and has not had a material impact on the Company's results of operations. However, due to the actual and expected increase in the demand for offshore drilling rigs, the Company may incur higher labor, transportation and other operating expenses as a result of increased need for qualified personnel and services.

  The Company has derived a majority of its revenues from its foreign operations in each of the past three years. The Company cannot predict whether foreign operations will account for a greater or lesser percentage of such revenues in future periods.

  The Company's foreign operations are geographically dispersed and are therefore subject to certain political and other uncertainties not encountered in domestic operations, including risks of war, expropriation of equipment, renegotiation or modification of existing contracts, taxation policies and the general hazards associated with foreign sovereignty over certain areas in which operations are conducted. The Company is protected to a substantial extent against capital loss (but generally not loss of revenue) from most of such risks through insurance, indemnity provisions in its drilling contracts, or both. The necessity of insurance coverage for risks associated with political unrest, expropriation and environmental remediation is evaluated on an individual contract basis.

  The Company's operations are also subject to extensive regulation by foreign governments. The Company's ability to compete in the international drilling market may be adversely affected by foreign governmental practices which favor or effectively require the awarding of drilling contracts to local contractors. The Company expects to continue to structure certain of its operations through joint ventures or other appropriate means in order to remain competitive in the international markets.

  Other risks inherent in foreign operations are the possibility of currency exchange losses where revenues are received and expenses are paid in currencies other than United States dollars. Losses can also result from an inability to collect dollar revenues because of a shortage of convertible currency available to the foreign country. Generally, the Company seeks to limit these risks by structuring contracts such that compensation is made in United States dollars or freely convertible foreign currencies and, to the extent possible, by limiting acceptance of blocked currencies to amounts which match its expense requirements in local currency. See "--Liquidity and Capital Resources."

  On a worldwide basis, the Company had approximately 43 percent of its employees working under collective bargaining agreements at December 31, 1996. Of these represented employees, none are working under agreements that expire in 1997. The majority of these employees are represented by Norwegian unions.

MARKET OUTLOOK

  The increased demand and higher dayrates for rigs in the deepwater and harsh-environment markets that began in 1995 continued through 1996. The improvements in the markets were due in part to technological advances that improved the economics of offshore exploration and development, as well as the increased availability of attractive concessions in markets throughout the world. The U.S. Gulf of Mexico and North Sea markets continued to experience increased rig utilization and higher dayrates in 1996. As a result of the improved market conditions, rigs are increasingly being contracted under long-term agreements.

  The demand for drilling units in the U.S. Gulf of Mexico continued to strengthen. In early 1997, the Discoverer Seven Seas completed its contract in Brazil and mobilized to the U.S. Gulf of Mexico. Following a major upgrade to increase its capabilities, the rig will work for Exxon on a contract that is expected to continue through May 1999. During the fourth quarter of 1996, the Discoverer 534 began work with Amoco at a higher dayrate than earned previously and is expected to continue on this contract into early 1999. The Sonat Richardson and the Transocean Rather are both under contracts with Shell Offshore at higher dayrates than were earned in 1995 and early 1996. Both rigs are expected to be utilized into 1998. Further indications of the strength of the U.S. Gulf of Mexico market are the Company's purchase and upgrade of the Transocean Amirante, the conversion of the semisubmersible multi-service vessel to be renamed the "Transocean Marianas" and the construction of a deepwater dynamically positioned drillship to be named the "Discoverer Enterprise". See "--Liquidity and Capital Resources." These rigs have multi-year contract commitments with major operators which begin upon completion of the upgrades or construction.

  Operators are showing increasing interest in the North Sea's more demanding locations particularly the deepwater and harsh-environment areas west of Shetlands, and the deepwater and northern areas offshore Norway. The Transocean 8 is on contract with Amerada Hess at higher dayrates than those earned in 1995 and will enter a shipyard for a deepwater upgrade in the second quarter of 1997. Subsequently, the rig will work for

Amerada Hess for a minimum of two years. The Transocean Arctic is on contract with Saga Petroleum and has a follow-on contract with Statoil that will continue into the first quarter of 1999. The Transocean John Shaw began a contract with Shell U.K. in late 1996 that is expected to continue through late 1998. The Transocean Prospect and Transocean Searcher are both under contracts with Statoil that will keep the rigs utilized through 1998 and 1999, respectively. The Treasure Saga has contract commitments with Statoil and Norsk Hydro through 1999. In February 1997, Norsk Hydro exercised one of a series of six-month contract extensions on the Polar Pioneer at a higher dayrate, which will be effective in the third quarter of 1997.

  Turnkey Operations in the U.S. Gulf of Mexico were in progress on three wells at the end of 1996, which were completed in the first quarter of 1997. Two turnkey projects were awarded in the U.S. Gulf of Mexico and commenced in the first quarter of 1997. The Company was awarded a three-well turnkey package offshore Mexico with Pemex which began in March of 1997.

  In response to the increasing demands of its customers, the Company provides a variety of drilling services, including well planning, engineering and management through integrated service teams. These teams generally consist of Company personnel and third-party subcontractors, with the Company serving as lead contractor. These services are provided on either a dayrate or fixed price basis. The work generally consists of individual contractual agreements to meet specific customer needs. The Company cannot predict the extent to which such services will impact future operations. The Company also provides platform drilling services and well completion and workover services utilizing coiled tubing technology and directional drilling. The Company has long-term contracts to provide platform drilling services on five major facilities in the Norwegian sector of the North Sea and one in the U.S. Gulf of Mexico.

  Historically, the contract drilling market has been highly competitive and cyclical; thus, the Company cannot predict the extent to which the current market conditions will continue.

THE COMBINATION

  The purchase price allocation for the Combination included, at estimated fair value, total assets of $1.09 billion and the assumption of total liabilities of $352.2 million. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $768.1 million, which has been accounted for as goodwill. The goodwill is being amortized over 40 years and will result in amortization expense of approximately $19 million per year. The purchase price allocation is based on preliminary estimates and may be revised at a later date.

LIQUIDITY AND CAPITAL RESOURCES

  Capital Expenditures. In February 1996, the Company contracted to purchase the Transocean Marianas and is in the process of converting it to an ultra-deepwater drilling unit expected to be operational in the fourth quarter of 1997. The Company has received a letter of intent from Shell Offshore for a three-year contract for the Transocean Marianas, which could be extended to five years at the customer's option. This contract, if finalized, is contingent upon the Company's conversion of the rig and is expected to generate revenue from $128 million to $211 million, depending on final contract length.

  In May 1996, the Company announced plans to construct a deepwater mobile offshore drilling rig, the Discoverer Enterprise. The Company and Amoco have entered into an agreement under which the Company will provide the Discoverer Enterprise and a second-generation semisubmersible to Amoco for a combined minimum commitment of six years. In July 1996, the Company entered into a contract, for approximately $75 million, with a Spanish shipyard for the construction of the hull and major marine systems of the Discoverer Enterprise. The drillship is expected to be operational in the third quarter of 1998. In June 1996, the Company purchased, for $32 million, the Transocean Amirante to meet the requirements of the Amoco agreement. The rig is being upgraded and is expected to be operational in the second quarter of 1997. Revenues generated from the base dayrates over the minimum period of the Amoco agreement are expected to range from $330 million to $375 million.

  The Company's investments in its existing fleet and fleet additions announced during 1996 will require significant capital expenditures in future years. The Company expects total capital expenditures in 1997 to be approximately $480 million. The purchase and conversion of the Transocean Marianas is expected to require expenditures of approximately $125 million during 1997, which includes $14 million of client requested upgrades. The Discoverer Enterprise project is expected to require capital expenditures of approximately $165 million during 1997 and $90 million during 1998. The Company expects to spend approximately $40 million during 1997 for upgrades to the Transocean Amirante. As with any major construction project that takes place over an extended period of time, actual costs and the timing of such expenditures may vary from initial estimates based on finalization of the design and actual terms of awarded contracts. Expenditures for upgrades and improvements to other rigs in the Company's operating fleet during 1997 are expected to be approximately $150 million.

  The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Credit Agreement referred to below and, in the case of the Discoverer Enterprise and Transocean Amirante, financing under the Project Financing Agreement referred to below.

  In November 1996, the Company and GNPC entered into a bareboat charter agreement for a drillship, the Discoverer 511. This agreement has a minimum term of two years, which began in March 1997 following the mobilization to the United States and the refurbishment and upgrade discussed below, and minimum charter hire payment of $8.8 million. The drillship is being used for a three-well turnkey drilling project with Pemex awarded to the Company in January 1997. In December 1996, the rig entered a U.S. Gulf Coast shipyard for a refurbishment and upgrade program, which was completed in March 1997. Upgrade and refurbishment costs incurred on the Discoverer 511 while in the shipyard will be shared by the Company and GNPC, with the Company primarily responsible for the installation of an existing Company-owned top drive system and shipyard supervision. The Company's portion of the cost associated with the upgrade of the rig is not expected to exceed $3 million.

  Credit Agreement and Project Financing Agreement. In connection with the Combination, the Company entered into a new credit agreement ("Credit Agreement") with a group of banks. The Credit Agreement provides for borrowing by the Company under a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.35 percent at December 31, 1996) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants and effectively limits the Company's ability to pay dividends based on a specified net worth requirement and an interest coverage ratio. Quarterly principal payments began on the Term Loan Facility on December 31, 1996. Both facilities have maturity dates of July 2002.

  In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, the Company entered into a bank financing agreement ("Project Financing Agreement"). Approximately $340 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66 million is to be repaid by December 31, 1998 or when construction on both vessels is completed. It bears an interest rate of LIBOR plus the same margin contained in the Company's Revolving Credit Facility (0.35 percent at December 31, 1996). The second tranche of $274.5 million bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two vessels by Amoco (no later than December 31, 1998). The term financing matures over a period of three to five years based upon Amoco's contract selection. The term financing would also be divided into two tranches, the relative amounts of which will depend on various factors, including Amoco's contract selections for the Discoverer Enterprise and the Transocean Amirante. One tranche of the term financing will be sized based upon, and is expected to be repaid from, the net cash flows generated from the Amoco contracts (the "Amoco Cash Flows"). The Company has the option to accept bank financing for the Amoco Cash Flows at LIBOR plus 0.65 percent or to enter into an uncommitted lease securitization program at commercial paper rates plus approximately 0.28 percent. The second tranche of the term facility is expected to be repaid from Company cash flows (the "Backup Leases") to the extent the Amoco Cash Flows do not cover scheduled repayments. The Company has the option to accept bank financing at LIBOR plus 1.125 percent for a period of three years and LIBOR plus 1.25 percent thereafter or to enter into a lease securitization at commercial paper rates plus approximately 0.58 percent (as long as the Company's credit rating is BBB- or Baa3 or better).

  The Company has letters of credit outstanding at December 31, 1996 totaling $13.8 million, which guarantee various insurance and contract bidding activities.

  Business Combinations. In September 1996, the Company issued 22,920,840 shares of Company common stock and paid approximately $207.4 million to acquire 94.5 percent of the outstanding Transocean ASA shares. The Company borrowed $200 million under the Term Loan Facility and used $7.4 million of its cash to acquire the shares. In November and December 1996, the Company paid $91.2 million to acquire an additional 3.2 million shares of Transocean ASA, bringing its total ownership to more than 99 percent of the outstanding shares of Transocean ASA. The Company borrowed $91.2 million under the Revolving Credit Facility to fund the purchase of the additional Transocean ASA shares. The holders of the remaining Transocean ASA shares are entitled to seek a court determination of the price that the Company is obligated to pay to purchase such shares.

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

  Derivative Instruments. The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting.

  Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. At December 31, 1996 and 1995, there were no material unrealized gains or losses on open foreign exchange derivative hedges. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 1996, the net market value of open foreign exchange derivative instruments, not qualifying as accounting hedges, all of which expire during 1997, was approximately $1.6 million. The Company recognized a net pre-tax gain of $1.0 million on such instruments for the year ended December 31, 1996. The notional amount of such open contracts was not significant. The Company did not utilize foreign exchange derivative instruments in 1995 and 1994.

  The Company uses interest rate swap agreements and option contracts to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps and options are designated as a hedge of underlying future payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. The fair value of the interest rate swap agreements and option contracts obtained in connection with the Transocean ASA Combination was recorded as of the effective date of the Combination. At December 31, 1996, the net unrealized loss on open interest rate swaps and options was $0.9 million, which has been deferred because the Company intends to maintain these contracts through their maturity. The Company did not utilize derivative instruments to manage interest rate risk in 1995 and 1994.

  Sources and Uses of Cash. Cash flows provided by operations for the twelve months ended December 31, 1996 increased $66.0 million from $59.5 million in 1995 to $125.5 million in 1996. The increase in cash provided by operations is primarily associated with an increase in earnings, partially offset by decreases due to changes in working capital components.

  Cash flows used in investing activities increased $466.9 million from 1995 to 1996. The significant increase was primarily due to the acquisition of Transocean ASA and the increased capital expenditures related to the purchase and upgrades of the Transocean Amirante, Transocean Marianas and Discoverer Enterprise.

  Cash flows provided by financing activities increased $246.1 million in 1996 over 1995. The increase resulted primarily from borrowings under the Credit Agreement offset by repayments of Transocean ASA debt and related financing costs incurred in connection with the Combination.

  In June 1996, the Company disposed of the Offshore Bahram, which sank in January 1996 while under tow offshore Egypt. The Company recognized a net pre-tax gain on the disposal of approximately $6.6 million. Gross proceeds from the disposal were approximately $10 million.

  Authorized Stock Repurchase. The Company's Board of Directors has authorized the use of up to $50 million for the purchase of Company common stock from time to time. At December 31, 1996, no shares of Company common stock had been repurchased under this program. In February 1997, the Company repurchased 893,000 shares at a total cost of $49.9 million. Borrowings from the Revolving Credit Facility were used to fund the repurchases.

  Sources of Liquidity. The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its Credit Agreement, Project Financing Agreement and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments.

  Shelf Registration. On March 13, 1997, the Board of Directors authorized the registration on Form S-3 of a $750 million shelf offering of debt securities, preferred stock, common stock and warrants to purchase preferred stock or other debt securities.

  Asset Divestiture. In March 1997, the Company announced its intention to divest certain activities and associated non-core assets within its Drilling Services line of business. The specific activities to be divested include platform drilling, workover and maintenance, as well as engineering and construction services. The Company has retained Oslo-based Pareto Fonds to structure the divested activities into a new corporate entity, which will be sold to investors in Norway and subsequently listed on the Oslo Stock Exchange. Revenues generated from the business activities to be divested totaled approximately $110 million during the full year 1996 (including the period prior to the Combination). Proceeds from the divestiture will be used to repay debt.

FORWARD-LOOKING INFORMATION

  The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange and Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "should" occur, and similar expressions, are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, uncertainties relating to industry and market conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, political instability in foreign jurisdictions, ability of the Company to integrate newly acquired operations and other factors discussed in this annual report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
 Transocean Offshore Inc.

  We have audited the accompanying consolidated balance sheets of Transocean Offshore Inc. and Subsidiaries (as further discussed in Note 1) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Offshore Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                          /s/ ERNST & YOUNG LLP
Houston, Texas
February 3, 1997,
 except for Note
 19 as to which
 the date is March
 13, 1997

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
OPERATING REVENUES............................... $528,903  $322,658  $242,953
                                                  --------  --------  --------
COSTS AND EXPENSES
  Operating and maintenance......................  351,569   222,367   179,279
  Depreciation and amortization..................   46,587    26,995    24,506
  General and administrative.....................   23,133    21,208    18,271
                                                  --------  --------  --------
                                                   421,289   270,570   222,056
                                                  --------  --------  --------
OPERATING INCOME.................................  107,614    52,088    20,897
                                                  --------  --------  --------
OTHER INCOME (EXPENSE), NET
  Equity in earnings (losses) of joint ventures..    5,168     1,892      (193)
  Interest income................................    5,245     4,392     1,594
  Interest expense, net..........................   (7,220)   (2,519)   (2,027)
  Interest adjustment related to settlement of
   tax case......................................      983     1,824        --
  Other, net.....................................    9,862    17,472       (32)
                                                  --------  --------  --------
                                                    14,038    23,061      (658)
                                                  --------  --------  --------
INCOME BEFORE INCOME TAXES.......................  121,652    75,149    20,239
Income Taxes.....................................   43,607    28,201     7,524
                                                  --------  --------  --------
NET INCOME....................................... $ 78,045  $ 46,948  $ 12,715
                                                  ========  ========  ========
EARNINGS PER SHARE............................... $   2.17  $   1.65  $   0.45
                                                  ========  ========  ========
Weighted-average Shares Outstanding..............   35,943    28,374    28,324
Dividends Paid Per Share......................... $   0.24  $   0.24  $   0.24
                                                  ========  ========  ========



                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                           -------------------
                                                              1996      1995
                          ASSETS                           ---------- --------
                                                             (IN THOUSANDS,
                                                            EXCEPT PER SHARE
                                                                  DATA)
Cash and Cash Equivalents................................. $   24,154 $112,972
Accounts Receivable
  Trade...................................................    150,546   50,450
  Other...................................................     18,027    2,383
Deferred Income Taxes.....................................     17,207    9,336
Materials and Supplies....................................     26,556   10,195
Prepayments...............................................      8,913    8,693
Other Current Assets......................................      6,843    1,002
                                                           ---------- --------
    Total Current Assets..................................    252,246  195,031
                                                           ---------- --------
Investments in and Advances to Joint Ventures.............     35,608   31,891
                                                           ---------- --------
Property and Equipment....................................  1,751,863  666,526
Less Accumulated Depreciation.............................    381,514  363,057
                                                           ---------- --------
  Property and Equipment, net.............................  1,370,349  303,469
                                                           ---------- --------
Goodwill, net.............................................    763,173       --
Other Assets..............................................     21,838   11,873
                                                           ---------- --------
    Total Assets.......................................... $2,443,214 $542,264
                                                           ========== ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable
  Trade................................................... $   63,124 $ 14,213
  Affiliates..............................................      3,908    6,480
Accrued Income Taxes......................................     57,666   14,300
Current Portion of Long-Term Debt.........................     28,013       --
Other Current Liabilities.................................     78,767   27,151
                                                           ---------- --------
    Total Current Liabilities.............................    231,478   62,144
                                                           ---------- --------
Long-Term Debt............................................    392,322   30,000
Deferred Income Taxes.....................................    151,980   66,405
Other Long-Term Liabilities...............................     39,725   20,142
                                                           ---------- --------
    Total Long-Term Liabilities...........................    584,027  116,547
                                                           ---------- --------
Commitments and Contingencies
Preferred Stock, $0.10 par value; 50,000,000 shares
 authorized, none issued and outstanding..................         --       --
Common Stock, $0.01 par value; 150,000,000 shares and
 55,000,000 shares authorized; 51,522,985 shares and
 28,414,753 shares issued and outstanding at December 31,
 1996 and 1995, respectively..............................        515      284
Additional Paid-in Capital................................  1,501,159  307,093
Retained Earnings.........................................    126,035   56,196
                                                           ---------- --------
    Total Stockholders' Equity............................  1,627,709  363,573
                                                           ---------- --------
    Total Liabilities and Stockholders' Equity............ $2,443,214 $542,264
                                                           ========== ========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             COMMON STOCK   ADDITIONAL                TOTAL
                             --------------  PAID-IN    RETAINED  STOCKHOLDERS'
                             SHARES  AMOUNT  CAPITAL    EARNINGS     EQUITY
                             ------  ------ ----------  --------  -------------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at December 31,
 1993....................... 28,294   $283  $  303,884  $ 10,139   $  314,306
  Net income................     --     --          --    12,715       12,715
  Restricted stock grants,
   net of forfeitures.......     67      1         495        --          496
  Unrealized gain on
   marketable security......     --     --         428        --          428
  Cash dividends ($0.24 per
   share)...................     --     --          --    (6,798)      (6,798)
                             ------   ----  ----------  --------   ----------
Balance at December 31,
 1994....................... 28,361    284     304,807    16,056      321,147
                             ------   ----  ----------  --------   ----------
  Net income................     --     --          --    46,948       46,948
  Exercise of stock options.     59     --       1,172        --        1,172
  Restricted stock grants,
   including early vesting..     (5)    --         634        --          634
  Unrealized gain on
   marketable security......     --     --         141        --          141
  Tax benefit from exercise
   of stock options.........     --     --         689        --          689
  Cost of secondary
   offering.................     --     --        (350)       --         (350)
  Cash dividends ($0.24 per
   share)...................     --     --          --    (6,808)      (6,808)
                             ------   ----  ----------  --------   ----------
Balance at December 31,
 1995....................... 28,415    284     307,093    56,196      363,573
                             ------   ----  ----------  --------   ----------
  Net income................     --     --          --    78,045       78,045
  Exercise of stock options.    181      2       3,479        --        3,481
  Restricted stock grants,
   net of forfeitures.......     28     --         491        --          491
  Reverse unrealized gain on
   marketable security sold
   during the period........     --     --        (570)       --         (570)
  Stock issued for
   Combination, net......... 22,921    229   1,191,958        --    1,192,187
  Purchase and cancellation
   of common stock..........    (22)    --      (1,292)       --       (1,292)
  Cash dividends ($0.24 per
   share)...................     --     --          --    (8,206)      (8,206)
                             ------   ----  ----------  --------   ----------
Balance at December 31,
 1996....................... 51,523   $515  $1,501,159  $126,035   $1,627,709
                             ======   ====  ==========  ========   ==========



                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1996       1995      1994
                                                 ---------  --------  --------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................... $  78,045  $ 46,948  $ 12,715
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization...............    46,587    26,995    24,506
    Deferred income taxes.......................     6,528    (4,337)    2,252
    Equity in (earnings) losses of joint
     ventures...................................    (5,168)   (1,892)      193
    (Gain) loss on disposal of assets...........    (8,441)  (16,106)      460
    Other, net..................................     2,888    (3,857)   (2,313)
  Changes in operating assets and liabilities,
   net of effects from Combination with
   Transocean ASA
    Accounts and notes receivable...............   (15,477)  (10,315)   45,265
    Accounts payable............................    16,045       330    (7,605)
    Income taxes receivable/payable, net........     3,366    17,391    (2,776)
    Other current assets........................      (419)    2,332    (3,570)
    Other current liabilities...................     1,567     2,053    (5,262)
                                                 ---------  --------  --------
  Net cash provided by operating activities.....   125,521    59,542    63,865
                                                 ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Combination with Transocean ASA...............  (305,548)       --        --
  Cash acquired in Transocean ASA Combination,
   net..........................................    48,752        --        --
  Capital expenditures..........................  (212,959)  (18,905)  (59,221)
  Proceeds from disposal of assets, net.........    12,964    32,011     1,894
  Joint ventures and other investments..........     3,210       220    (3,793)
                                                 ---------  --------  --------
  Net cash provided by (used in) investing
   activities...................................  (453,581)   13,326   (61,120)
                                                 ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrrowings on revolving lines of credit..   193,761        --        --
  Proceeds from term credit facility and senior
   notes........................................   200,000        --    30,000
  Repayments of debt............................  (139,307)       --        --
  Financing costs...............................    (8,789)       --        --
  Exercise of stock options.....................     3,481     1,172        --
  Changes in minority interests.................      (395)       64      (586)
  Dividends paid................................    (8,206)   (6,808)   (6,798)
  Other, net....................................    (1,303)   (1,315)       --
                                                 ---------  --------  --------
  Net cash provided by (used in) financing
   activities...................................   239,242    (6,887)   22,616
                                                 ---------  --------  --------
Net Increase (Decrease) in Cash and Cash
 Equivalents....................................   (88,818)   65,981    25,361
                                                 ---------  --------  --------
Cash and Cash Equivalents at Beginning of
 Period.........................................   112,972    46,991    21,630
                                                 ---------  --------  --------
Cash and Cash Equivalents at End of Period...... $  24,154  $112,972  $ 46,991
                                                 =========  ========  ========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations--Prior to September 1996, Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") was known as Sonat Offshore Drilling Inc. As part of the combination with Transocean ASA (see Note 2) the Company changed its name. The Company provides contract drilling services for oil and gas wells located in offshore areas throughout the world through its three lines of business--Mobile Units, Turnkey Operations and Drilling Services. The Company currently owns, has ownership interests in, or operates a total of 30 mobile offshore drilling rigs, including two units not yet in service (see Note 5). The Mobile Units line of business operates drilling rigs for customers at a contractually determined price per day (dayrate). Turnkey Operations involves drilling wells to specified depths for customers for a fixed price. Drilling Services provides personnel and equipment other than rigs for oil and gas exploration and production on either a dayrate or fixed price basis.

  Principles of Consolidation--The consolidated financial statements include the accounts of Transocean Offshore Inc. and its majority owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in joint ventures owned 50 percent or less.

  Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Earnings Per Share--Earnings per share is based on the weighted-average number of common shares outstanding for each of the years ending December 31, 1996, 1995 and 1994.

  Cash and Cash Equivalents--Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and consist of time deposits with a number of commercial banks with high credit ratings in the United States, United Kingdom and Norway. The Company may invest excess funds in a no-load, open-end, management investment trust ("mutual fund"). The mutual fund invests exclusively in high quality money market instruments. Generally, the maturity date of the Company's investments is the next day of business. Restricted cash totaled $0.9 million at December 31, 1996 and 1995. Restrictions primarily relate to operating arrangements between a fully consolidated subsidiary and an equity investee.

  Materials and Supplies--Materials and supplies are carried at average cost less an allowance for obsolete materials and supplies.

  Property and Equipment--Equipment, land and machinery consisting primarily of offshore drilling rigs and related equipment are carried at cost. Equipment, land and machinery obtained in the combination with Transocean ASA (see Note 2) were recorded at fair value. The Company generally provides for depreciation on the straight-line method after allowing for salvage values. The estimated useful life of drilling units ranges from 20 to 30 years and 3 to 12 years for other drilling equipment. Effective July 1, 1996, the Company extended the useful lives of nine of its existing rigs by an average of five years, in light of the continued improvements in the market. The effect of this change in accounting estimate for the year ended December 31, 1996 on depreciation expense and net income was $4.1 million and $2.7 million ($0.07 per share), respectively. Major renewals and upgrades to existing Company assets are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts. Depreciation expense was $40.2 million, $27.0 million and $24.5 million in 1996, 1995 and 1994, respectively.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  Goodwill--The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of December 31, 1996 totaled $6.4 million.

  Impairment of Long-Lived Assets--The carrying value of long-lived assets, principally goodwill and property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset.

  Operating Revenues and Expenses--Operating revenues are recognized as earned, based on contractual daily rates or on a turnkey basis. Turnkey profits are recognized on completion of the well and acceptance by the customer; however, provisions for losses are made on contracts in progress when losses are anticipated. In connection with drilling contracts, the Company may receive lump sum fees for the mobilization of equipment and personnel or for capital improvements to rigs. In connection with mobilization reimbursements, the net of mobilization fees received and expenses incurred is deferred and amortized over the appropriate periods of benefit, generally the term of the contract. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Upon completion of drilling contracts, any demobilization fees received are reflected in income, net of any related expenses. Capital upgrade fees received from the client are deferred and recognized as revenue over the period of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset. The Company incurs periodic survey and drydock costs in connection with obtaining regulatory certification to operate its rigs on an ongoing basis. Costs associated with these certifications are systematically accrued as a liability prior to the actual survey and drydock.

  Capitalized Interest--Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $3.5 million for the year ended December 31, 1996. Interest costs were not capitalizable during 1995 and 1994.

  Derivative Instruments--The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting (see Note 7).

  Foreign Currency Translation--The U.S. dollar is the functional currency for the Company's foreign operations. Foreign currency exchange gains and losses are included in other income as incurred. Net foreign currency gains (losses) amounted to $2.1 million, ($0.3) million and ($1.0) million in 1996, 1995 and 1994, respectively.

  Income Taxes--Taxable income (loss) of the Company and its domestic subsidiaries for taxable periods ended prior to June 5, 1993 is included in the consolidated U.S. federal income tax return of Sonat Inc. (see Note 3). Thereafter, the taxable income (loss) of the Company and its domestic subsidiaries is included in the consolidated U.S. federal income tax return of the Company and its affiliated group. The Company's foreign income tax liabilities are based upon the results of operations of the various companies in those foreign jurisdictions in which they are subject to tax.

  Stock-Based Compensation--In accordance with the provisions of the Financial Accounting Standards Board's Statement of the Financial Accounting Standard
(SFAS) No. 123, Accounting for Stock-Based Compensation, which the Company adopted in 1996, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 2--BUSINESS COMBINATION

  On September 3, 1996, the Company acquired 50,857,948 shares of Transocean ASA, which constituted approximately 94 percent of the outstanding Transocean ASA shares (the "Combination"). During November and December 1996, the Company acquired additional Transocean ASA shares, bringing its total ownership to over 99 percent of the outstanding shares. The Combination was deemed effective for accounting purposes as of September 1, 1996; the financial activity of the intervening period was not material to the financial statements. Transocean ASA, a Norwegian corporation, is a major offshore drilling company which, at the time of the Combination, owned or managed thirteen mobile offshore drilling rigs. It also provides two additional types of Drilling Services: (i) oil and gas platform drilling and well intervention and (ii) oil services engineering and construction.

  In September 1996, Transocean ASA shares were acquired from the public shareholders of Transocean ASA pursuant to an exchange offer (the "Exchange Offer") providing for consideration of 0.53 shares of Company common stock for each of 43,248,358 Transocean ASA shares (subject to payment of cash in lieu of fractional shares) and $27.25 for each remaining Transocean ASA share. A total of 22,920,840 shares of Company common stock and $207.4 million in cash was delivered by the Company in exchange for the tendered Transocean ASA shares pursuant to the Exchange Offer. In November 1996, the Company acquired 3,114,506 Transocean ASA shares at $28.74 per share or $89.5 million in accordance with a mandatory offer (the "Mandatory Offer") pursuant to the requirements of Norwegian law. The Company then commenced a compulsory offer (the "Compulsory Offer") to acquire the remaining publicly-held shares not previously tendered to the Company. As of December 31, 1996, the Company has acquired 59,877 shares in the Compulsory Offer at $28.74 per share.

  The Company has initiated the process to purchase, and can be required under Norwegian law to purchase, the shares of the remaining minority interest Transocean ASA stockholders. The holders of the remaining Transocean ASA shares (27,961 shares as of December 31, 1996) are entitled to seek a court determination of the price that the Company is obligated to pay to purchase such shares. Due to this requirement and due to the immateriality of the minority interests' share of results of operations from the effective date of the Combination through December 31, 1996, a minority interests' share is not reflected in the Statement of Operations.

  The purchase price consists of the following:

                                                                  (IN MILLIONS)
Company common stock issued to Transocean ASA stockholders.......   $1,198.2
Cash consideration paid to Transocean ASA stockholders...........      298.8
Direct transaction costs.........................................        6.9
Estimated cost of acquiring the remaining Transocean ASA shares
 in the Compulsory Offer.........................................        0.8
                                                                    --------
  Total Purchase Price...........................................   $1,504.7
                                                                    ========

  The value of the common stock issued to Transocean ASA stockholders was calculated based on the average of the closing prices of Company common stock over the five-day period commencing two days before May 20, 1996, the date on which the revised offering price for the Transocean ASA Combination was announced.

  The acquisition of Transocean ASA was accounted for as a purchase. The purchase price included, at estimated fair value, current assets of $168.9 million, drilling and other property and equipment of $895.9 million, other assets of $24.0 million and the assumption of current liabilities of $164.1 million, other net long-term liabilities of $18.1 million and long-term debt of $98.6 million. In addition, a deferred tax liability of $71.4 million was recorded primarily for the difference in the basis for tax and financial reporting purposes of the net assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES to approximately $768.1 million, which has been accounted for as goodwill. The purchase price allocation is based on preliminary estimates and may be revised at a later date. In connection with the Combination, the Company is assessing the operations of the combined Company and is formulating a plan for the integration of both companies. The plan may include, among other things, the closure of duplicate locations and the evaluation of personnel requirements. Costs associated with such a plan may be considered additional liabilities and, therefore, result in an adjustment to the allocation of the purchase price. Alternatively, certain costs may be required to be expensed in accordance with applicable accounting standards. The Company cannot predict the magnitude or treatment of such costs at this time.

  The accompanying Consolidated Statements of Operations include the operating results of Transocean ASA since the effective date of the Combination. Unaudited pro forma consolidated operating results of the Company and Transocean ASA for the years ended December 31, 1996 and 1995, assuming the acquisition had been made as of January 1, 1996 and 1995, respectively, are summarized as follows:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                    DATA)
Operating revenues........................................... $785,254 $670,770
Income from continuing operations............................   34,199   12,663
Income from discontinued operations..........................   50,671    2,946
                                                              -------- --------
  Net income................................................. $ 84,870 $ 15,609
                                                              ======== ========
Earnings per share:
Income from continuing operations............................ $   0.66 $   0.24
Income from discontinued operations..........................     0.99     0.06
                                                              -------- --------
  Net income................................................. $   1.65 $   0.30
                                                              ======== ========

  The pro forma information for the years ended December 31, 1996 and 1995, includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired, the amortization of goodwill arising from the transaction, increased interest expense for additional borrowings under the Credit Agreement (see Note 6) as if they were incurred at the beginning of the period and related adjustments for income taxes. Pro forma net income from discontinued operations for the twelve months ended December 31, 1996 includes a $51 million gain on the sale of a Transocean ASA discontinued business segment, which was disposed of in June 1996 prior to the Combination. The pro forma information is not necessarily indicative of the results of operations had the transactions been affected on the assumed dates or the results of operations for any future period.

NOTE 3--COMMON STOCK OFFERINGS

  On June 4, 1993, the Company completed an initial public offering and sale of 15,500,000 shares of its common stock. Prior to the offering, the Company was a wholly owned subsidiary of Sonat Inc. ("Sonat"). Subsequent to this offering Sonat continued to own approximately 40 percent of the outstanding shares of the Company. In July 1995, Sonat sold its remaining shares of the Company through a secondary public offering. Costs to the Company for the secondary public offering were $0.3 million.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 4--SALE OF DRILLING RIGS

  In 1996, the Offshore Bahram sank while under tow offshore Egypt. The Company disposed of the rig and recognized a net pre-tax gain of approximately $6.6 million ($4.3 million after-tax or $0.12 per share).

  In 1995, the Company sold six of its bottom-supported drilling rigs which were not strategically aligned with the Company's long-term focus. Five of these rigs were located in the U.S. Gulf of Mexico: the Offshore Taurus, the Sonat D-F 77, the Sonat D-F 84, the Sonat D-F 85, and the Sonat D-F 86. In a separate transaction, the Company sold the Offshore Aquarius which was located in the Middle East. A net gain of $16.6 million ($10.8 million after tax or $0.38 per share) was recorded relating to these transactions.

NOTE 5--PURCHASE AND CONVERSION OF DRILLING RIGS

  In February 1996, the Company agreed to purchase a semisubmersible multi-service vessel, to be named the "Transocean Marianas", which is being converted to a deepwater drilling unit. Initial modifications were performed in Singapore. In January 1997, the rig arrived in a shipyard in the U.S. Gulf of Mexico to complete the conversion. It is expected that the rig will be placed in service in the fourth quarter of 1997. The purchase and conversion of this rig is expected to result in capital spending of approximately $190 million, which includes $14.0 million of client requested upgrades. The Company spent $65.8 million during 1996 on this construction project.

  In May 1996, the Company announced plans to construct a deepwater mobile offshore drilling rig, to be called the "Discoverer Enterprise", which will initially be outfitted to drill in 7,000 feet of water but will be capable of being outfitted for exploration and development drilling in water depths up to 10,000 feet. The Company and Amoco Exploration and Production Company ("Amoco") have entered into an agreement under which the Company will provide the Discoverer Enterprise and a second-generation semisubmersible to Amoco for a combined minimum commitment of six years. In July 1996, the Company entered into a contract, for approximately $75 million, with a Spanish shipyard, Astilleros y Talleres del Noroeste SA, for the construction of the hull and major marine systems of the Discoverer Enterprise. The drillship is expected to be operational in the third quarter of 1998. The required capital commitment for this project is estimated to be approximately $290 million. The Company spent $36.6 million during 1996 on this project.

  In June 1996, the Company purchased, for $32 million, a second-generation semisubmersible, the Transocean Amirante, to meet the requirements of the Amoco agreement. The rig is being upgraded and is expected to be operational in the second quarter of 1997. The purchase and upgrade of this rig is expected to result in capital spending of approximately $85 million. The Company spent $46.2 million during 1996 on the project. The Company negotiated a $340 million project financing arrangement relating to the Discoverer Enterprise and Transocean Amirante projects (see Note 6).

  In November 1996, the Company and the Ghana National Petroleum Corporation
(GNPC) entered into a bareboat charter agreement for the Discoverer 511. This agreement has a minimum term of two years, which began in March 1997 following the mobilization to the United States and the refurbishment and upgrade program discussed below, and minimum charter hire payment of $8.8 million. The drillship is being used for a three-well turnkey drilling project with Petroleos Mexicanos ("Pemex") awarded to the Company in January 1997. In December 1996, the rig entered a U.S. Gulf Coast shipyard for a refurbishment and upgrade program, which is to be completed in March 1997. Upgrade and refurbishment costs incurred on the Discoverer 511 while in the shipyard will be shared by the Company and GNPC, with the Company primarily responsible for the installation of an existing Company-owned top drive system and shipyard supervision. The Company's portion of the cost associated with the upgrade of the rig, which is not expected to exceed $3 million, will be treated as a leasehold improvement and amortized over the term of the bareboat charter agreement.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  In February 1994, the Company purchased the 52.5 percent interest in the Polar Pioneer, a fourth-generation semisubmersible rig, which was previously owned by the Company's Norwegian partners in Partrederiet Polar Frontier Drilling ("Polar Frontier"); NNDC Polar as and Wilhelmsen Offshore Norway as ("Wilhelmsen"). The Company paid $47.5 million which was funded through the proceeds from the issuance of the Notes (see Note 6) and existing cash balances. The agreement with Wilhelmsen provides for payment of limited future consideration contingent upon future operations of the Polar Pioneer (see Note
12). As a result of the purchase, the Company owns 100 percent of the Polar Pioneer and the results of its operations from the date of purchase are included in the Company's consolidated financial statements.

NOTE 6--DEBT

  Debt is comprised of the following:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                 1996    1995
                                                               -------- -------
                                                                (IN THOUSANDS)
      Term Loan Facility...................................... $193,250 $    --
      Revolving Credit Facility...............................  193,761      --
      Notes Payable...........................................   30,000  30,000
      Other...................................................    3,324      --
                                                               -------- -------
        Total Debt............................................  420,335  30,000
      Less Current Maturities.................................   28,013      --
                                                               -------- -------
        Total Long-Term Debt.................................. $392,322 $30,000
                                                               ======== =======

  Term Loan and Revolving Credit Facilities--In connection with the Combination, the Company obtained a secured credit agreement, dated as of July 30, 1996 (the "Credit Agreement"), with a group of banks. The Credit Agreement provides for borrowing by the Company under (i) a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and (ii) a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.35 percent at December 31, 1996) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants and effectively limits the Company's ability to pay dividends based on specified net worth requirements and an interest coverage ratio. Both facilities have maturity dates of July 30, 2002. The Term Loan Facility repayment schedule over the next five years and thereafter is as follows: 1997--$27.0 million, 1998--$28.5 million, 1999--$33.0 million, 2000--$34.8 million, 2001--$40.0 million, and
$30.0 million thereafter.

  The Company has converted $90 million of the Credit Agreement borrowing from a variable interest rate to a weighted-average 7.0 percent fixed interest rate through the use of interest rate swap agreements, maturing over the term of the facility. The creditworthiness of the counterparties to these swap agreements is monitored continually and the Company believes the exposure to credit loss is minimal (see Note 7).

  Notes Payable--In February 1994, the Company issued $30 million principal amount senior notes (the "Notes") in a private placement. The Notes bear interest at 6.9 percent. The terms of the Notes require the Company to comply with certain restrictive covenants, maintain certain financial ratios and limit the Company's ability to pay dividends. The Notes mature over the next five years and thereafter as follows: 1997--none, 1998--$4.6 million, 1999-- $4.6 million, 2000--$4.6 million, 2001--$4.6 million, and $11.6 million thereafter, and had a fair value at December 31, 1996 which approximated book value.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  Project Financing Agreement--In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, Transocean Enterprise Inc., a wholly owned subsidiary of the Company, obtained a bank financing agreement, effective December 27, 1996 (the "Project Financing Agreement"). Approximately $340.5 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66 million is to be repaid by December 31, 1998 or when construction on both vessels is completed and they are accepted by Amoco. It bears an interest rate of LIBOR plus the same margin contained in the Company's Revolving Credit Facility (0.35 percent at December 31, 1996). The second tranche of $274.5 million bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two vessels by Amoco (no later than December 31, 1998). The term financing matures over a period of three to five years based upon Amoco's contract selection. The term financing would also be divided into two tranches, the relative amounts of which will depend on various factors, including Amoco's contract selections for the Discoverer Enterprise and the Transocean Amirante. One tranche of the term financing will be sized based upon, and is expected to be repaid from, the net cash flows generated from the Amoco contracts (the "Amoco Cash Flows"). The Company has the option to accept bank financing for the Amoco Cash Flows at LIBOR plus 0.65 percent or to enter into a lease securitization program at commercial paper rates plus approximately 0.28 percent. The second tranche of the term facility is expected to be repaid from Company cash flows (the "Backup Leases") to the extent the Amoco Cash Flows do not cover scheduled repayments. The Company has the option to accept bank financing at LIBOR plus 1.125 percent for a period of three years and LIBOR plus 1.25 percent thereafter or to enter into an uncommitted lease securitization at commercial paper rates plus approximately 0.58 percent (as long as the Company's credit rating is BBB- or Baa3 or better). In the lease securitization program, Transocean Enterprise Inc. would secure bank liquidity facilities to act as backup lines of credit for the commercial paper program.

  Transocean Enterprise Inc. has pledged all of its assets, consisting primarily of the two rigs, to the banks for the Project Financing Agreement, the lease securitization facility (if entered into) and the interest rate swap transaction described below. In addition, during the construction period, the Company has entered into a completion guarantee so that if for any reason the vessels are not completed and accepted by Amoco, the Company will repay the indebtedness under the construction financing facility, has guaranteed the obligations of Transocean Enterprise Inc. with respect to the $66 million construction period tranche of the Project Financing Agreement, and has guaranteed certain other obligations of Transocean Enterprise Inc. The Company has also entered into operations and maintenance agreements with Transocean Enterprise Inc. pursuant to which it will operate and maintain the Discoverer Enterprise and Transocean Amirante for a fixed fee while they are subject to the Project Financing Agreement or the lease securitization facility. No amounts were outstanding as of December 31, 1996. In January 1997, approximately $81 million was drawn on this agreement.

  Transocean Enterprise Inc. entered into two interest rate swap transactions in connection with its Project Financing Agreement for an initial notional amount of $271.2 million with the agent of this facility. Under these agreements, Transocean Enterprise Inc. will pay interest at an average fixed rate of 6.4 percent plus a margin and will receive interest payments at the one month commercial paper rate beginning in 1998 when the related construction financing converts to term financing.

  Letters of Credit--The Company has letters of credit outstanding at December 31, 1996 totaling $13.8 million, which guarantee various insurance and contract bidding activities.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 7--FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

  Foreign Exchange Risk--The Company operates internationally resulting in exposure to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. The Company uses a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract payment terms and the use of foreign exchange derivative instruments.

  The Company's primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Foreign exchange derivative instruments, specifically, foreign exchange forward contracts and foreign exchange options, may be used to minimize foreign exchange risk in instances where the primary strategy is not attainable.

  Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. At December 31, 1996 and 1995, there were no material unrealized gains or losses on open foreign exchange derivative hedges. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 1996, the net market value of open foreign exchange derivative instruments, not qualifying as accounting hedges, all of which expire during 1997, was approximately $1.6 million. The Company recognized a net pre-tax gain of $1.0 million on such instruments for the year ended December 31, 1996. The notional amount of such open contracts was not significant. The Company did not utilize foreign exchange derivative instruments in 1995 and 1994.

  Interest Rate Risk--The Company uses interest rate swap agreements and option contracts to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps and options are designated as a hedge of underlying future payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. The fair value of the interest rate swap agreements and option contracts obtained in connection with the Transocean ASA Combination was recorded as of the effective date of the Combination. At December 31, 1996, the net unrealized loss on open interest rate swaps and options was $0.9 million, which has been deferred because the Company intends to maintain these contracts through their maturity (see Note 6).

  Credit Risk--Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds which invest exclusively in high quality money market instruments. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.

  The Company derives the majority of its revenue from services to international oil companies and government-owned and government-controlled oil companies. There are concentrations of receivables in the United States, Norway and the United Kingdom (see Note 17). The Company had no significant credit losses in each of the years in the three-year period ended December 31, 1996. The Company is not aware of any significant credit risks relating to its customer base and does not generally require collateral or other security to support customer receivables.

  Labor Agreements--On a worldwide basis, the Company had approximately 43 percent of its employees working under collective bargaining agreements at December 31, 1996. Of these represented employees, none are working under agreements that expire in 1997. The majority of these employees are represented by Norwegian unions.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 8--OTHER CURRENT LIABILITIES

  Other current liabilities are comprised of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                (IN THOUSANDS)
      Accrued Drydock.......................................... $19,630 $ 6,908
      Accrued Personnel Taxes..................................  14,911   3,949
      Accrued Payroll..........................................  13,154     893
      Accrued Workers' Insurance...............................   5,314   4,937
      Accrued Turnkey Costs....................................   4,234   1,077
      Incentive Compensation and Bonus Accruals................   4,132   4,014
      Accrued Interest.........................................   3,159     808
      Accrued Taxes, Other Than Income.........................   2,988   3,657
      Other....................................................  11,245     908
                                                                ------- -------
                                                                $78,767 $27,151
                                                                ======= =======

NOTE 9--OTHER LONG-TERM LIABILITIES

  Other long-term liabilities are comprised of the following:

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                 (IN THOUSANDS)
      Accrued Pension and Early Retirement...................... $10,934 $ 1,047
      Accrued Retiree Life Insurance and Medical Benefits.......  11,771  11,237
      Long-Term Portion of Accrued Drydock......................   4,601      --
      Long-Term Portion of Accrued Workers' Insurance...........   3,524   4,467
      Deferred Income...........................................   3,245     608
      Minority Interest.........................................   2,850   1,194
      Other.....................................................   2,800   1,589
                                                                 ------- -------
                                                                 $39,725 $20,142
                                                                 ======= =======

NOTE 10--SUPPLEMENTAL CASH FLOW INFORMATION

  Non-cash financing activities for the twelve months ended December 31, 1996 included $1.198 billion for the issuance of 22.9 million shares of common stock in connection with the Combination between the Company and Transocean ASA. Non-cash investing activities for the twelve months ended December 31, 1996 included $1.439 billion of net assets acquired in the Combination with Transocean ASA (see Note 2). Cash payments for interest were $ 10.6 million, $2.5 million and $1.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. Cash payments for income taxes, net, were $ 34.4 million, $15.3 million and $6.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  Concurrent with the purchase of the 52.5 percent interest in the Polar Pioneer in February 1994 (see Note 5), the Company received a non-cash distribution from Polar Frontier of its 47.5 percent interest in the rig. The adjusted distribution has been reflected in the consolidated balance sheets as a decrease in investments in joint ventures of $38.7 million, with corresponding increases in property and equipment of $37.0 million, materials and supplies of $0.9 million and other assets of $0.8 million.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 11--INCOME TAXES

  The Company carries out its operations through both domestic and foreign corporations. Income (loss) before income taxes for these corporations is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                         1996    1995    1994
                                                       -------- ------- -------
                                                            (IN THOUSANDS)
Domestic.............................................. $108,222 $73,705 $21,737
Foreign...............................................   13,430   1,444  (1,498)
                                                       -------- ------- -------
  Income Before Income Taxes.......................... $121,652 $75,149 $20,239
                                                       ======== ======= =======

  The Company is subject to both U.S. and foreign income taxes. Provisions for income taxes represent estimates of expense which will ultimately be paid. An analysis of the Company's income taxes is as follows:

                                                          YEARS ENDED DECEMBER
                                                                  31,
                                                         -----------------------
                                                          1996    1995     1994
                                                         ------- -------  ------
                                                             (IN THOUSANDS)
CURRENT:
  Federal............................................... $30,400 $24,548  $3,974
  Foreign...............................................   6,619   7,887     890
  State.................................................      60     103     408
                                                         ------- -------  ------
                                                          37,079  32,538   5,272
                                                         ------- -------  ------
DEFERRED:
  Federal...............................................   2,873  (4,337)  2,252
  Foreign...............................................   3,655      --      --
                                                         ------- -------  ------
                                                           6,528  (4,337)  2,252
                                                         ------- -------  ------
Income Taxes............................................ $43,607 $28,201  $7,524
                                                         ======= =======  ======

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  Unremitted earnings of foreign subsidiaries of the Company, before provision for income taxes, as of December 31, 1996 aggregated approximately $17.6 million. There were no unremitted earnings of foreign subsidiaries as of December 31, 1995 and 1994. Foreign and federal income taxes aggregating approximately $6.2 million have been paid or accrued on such earnings.

  Deferred tax assets and liabilities are comprised of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1996       1995
                                                           ---------  --------
                                                             (IN THOUSANDS)
DEFERRED TAX ASSETS--CURRENT
Drydock accruals.......................................... $   3,064  $  2,418
Accrued employee taxes....................................     1,417     1,382
Workers' compensation insurance accruals..................     1,070     1,201
Other accruals............................................     9,386     1,032
Retirement and benefit plan accruals......................       448       737
Insurance accruals........................................       762       537
Other.....................................................     1,060     2,029
                                                           ---------  --------
  Total Current Deferred Tax Assets....................... $  17,207  $  9,336
                                                           =========  ========
DEFERRED TAX ASSETS--NONCURRENT
Net operating loss carry forward.......................... $  59,955  $     --
Retirement and benefit plan accruals......................    15,822     4,304
Other accruals............................................     8,656     2,757
Deferred income...........................................       291       212
Other.....................................................       846        --
                                                           ---------  --------
  Total Noncurrent Deferred Tax Assets....................    85,570     7,273
                                                           ---------  --------
DEFERRED TAX LIABLITIES--NONCURRENT
Depreciation and amortization.............................  (231,873)  (72,768)
Deferred gains............................................    (5,292)       --
Other accruals............................................        --      (910)
Other.....................................................      (385)       --
                                                           ---------  --------
  Total Noncurrent Deferred Tax Liabilities...............  (237,550)  (73,678)
                                                           ---------  --------
  Net Noncurrent Deferred Tax Liabilities................. $(151,980) $(66,405)
                                                           =========  ========

  The Company has not provided a valuation allowance to offset the deferred tax assets because, in the opinion of management, it is more likely than not that all deferred tax assets will be realized. The Company has net loss carry forwards relating to foreign taxes resulting from the Combination with Transocean ASA totaling $214.1 million. These net loss carry forwards expire in the year 2000 and thereafter.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  Income taxes differ from the amount computed by applying the U.S. federal income tax rate to the income before income taxes. The reasons for these differences are as follows:

                                                       YEARS ENDED DECEMBER
                                                               31,
                                                      ------------------------
                                                       1996     1995     1994
                                                      -------  -------  ------
                                                          (IN THOUSANDS)
Income Taxes at Statutory Federal Income Tax Rate.... $42,578  $26,302  $7,084
Increases (Decreases) in Tax Resulting From
 Equity earnings (losses) in foreign investments.....    (832)    (439)    323
 Detriment (benefit) from losses of foreign
  subsidiaries.......................................   1,623       26    (445)
 Nondeductible expenses..............................     297      386     438
 Other...............................................     (59)   1,926     124
                                                      -------  -------  ------
Income Taxes......................................... $43,607  $28,201  $7,524
                                                      =======  =======  ======

  The Company has been and will be included in the consolidated federal income tax returns filed by Sonat during all periods in which Sonat ownership has been greater than 80 percent ("Affiliation Years"). The Company and Sonat have entered into a Tax Sharing Agreement providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising in Affiliation Years. Under the Tax Sharing Agreement, the Company will pay to Sonat an amount equal to the Company's share of the Sonat consolidated federal income tax liability, generally determined on a separate return basis. In addition, Sonat will pay the Company for utilization by Sonat of deductions, losses and credits which are attributable to the Company and in excess of that which would be utilized on a separate return basis.

  In 1995 Sonat and the Company reached an agreement with the United States Internal Revenue Service ("IRS") on adjustments asserted in connection with the examination of Sonat's consolidated U.S. federal income tax returns for the years 1986 through 1988. Pursuant to the Tax Sharing Agreement between Sonat and the Company, a portion of this final tax settlement along with the associated interest was allocated to the Company. Accordingly, the Company received a refund of federal income tax and the associated interest from Sonat totaling $7.0 million. The accompanying consolidated financial statements for the year ended December 31, 1995 reflect an increase in net interest income of $1.8 million, related to the settlement of this examination. In the year ended December 31, 1996, the Company received $1.0 million of additional interest income from Sonat related to the prior settlement of an examination of the years 1983 through 1985.

  The IRS is currently auditing the years 1989 through 1991. In addition, certain foreign tax authorities have questioned the amounts of income and expense subject to tax in their jurisdiction for prior periods. The Company is currently contesting additional assessments which have been asserted and may contest any future assessments. In the opinion of management, the ultimate resolution of these asserted income tax liabilities will not have a material adverse effect on the Company's consolidated financial statements.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 12--COMMITMENTS AND CONTINGENCIES

  Leases--The Company has operating lease commitments expiring at various dates, principally for office space and office equipment, including the lease of its corporate offices from Sonat. In addition to rental payments, some leases provide that the Company pay a pro rata share of operating costs applicable to the leased property. The Company had no significant capital leases as of December 31, 1996 or 1995. At December 31, 1996, future minimum payments for noncancellable operating leases are as follows:

                                                           WITH
                                                           SONAT  OTHER   TOTAL
                                                          ------- ------ -------
                                                              (IN THOUSANDS)
      1997............................................... $ 1,153 $1,196 $ 2,349
      1998...............................................   1,153    487   1,640
      1999...............................................   1,153    358   1,511
      2000...............................................   1,317    196   1,513
      2001...............................................   1,371     64   1,435
      Thereafter.........................................  14,164     75  14,239
                                                          ------- ------ -------
        Total............................................ $20,311 $2,376 $22,687
                                                          ======= ====== =======

  Rental expense for all operating leases, including leases with terms of less than one year, is as follows.

                                                           YEARS ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
      Non-Affiliate Operating Leases...................... $1,736 $1,200 $2,007
      Operating Lease with Sonat..........................  1,318  1,246  1,148
                                                           ------ ------ ------
                                                           $3,054 $2,446 $3,155
                                                           ====== ====== ======

  Purchase and Conversion of Drilling Rigs--At December 31, 1996, the Company had firm commitments related to the construction and conversion of the Transocean Marianas, Discoverer Enterprise and the Transocean Amirante (see
Note 5) totaling $4.1 million, $105.4 million and $11.5 million, respectively. The Company has also entered into a bareboat charter agreement with GNPC for the Discoverer 511 (see Note 5) and guaranteed a minimum charter hire of $8.8 million over two years. The Company has entered into agreements with various suppliers to purchase $44.8 million in materials to upgrade the other rigs in the fleet. Delivery of these materials is expected in 1997.

  Contingency Payment--In connection with the acquisition of the Polar Pioneer (see Note 5), the agreement with Wilhelmsen provides for payment of a conditional purchase price adjustment (up to $3.1 million), in the event the current client exercises the second of a series of contract extension options or a new contract is signed for an increased dayrate for the Polar Pioneer. This contingent consideration is expected to be calculated and paid in the third or fourth quarter of 1997.

  Legal Proceedings--In 1990 and 1991, two of the Company's subsidiaries were served with assessments totaling $11.0 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services ("ISS"). The Company believes that neither subsidiary is liable for the taxes and plans to continue to contest the assessments in the Brazilian administrative and court system, as necessary. In any event, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for ISS payments that may be required. Accordingly, the Company believes that the outcome of these assessments will not materially impact the financial position or operational results of the Company.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  Other--The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

NOTE 13--CAPITAL STOCK

  The Company's common stock trades on the New York Stock Exchange and the Oslo Stock Exchange under the symbol "RIG". Per share prices of the Company's common stock, based on the New York Stock Exchange listing of composite transactions, and dividends paid per common share are summarized below.

                                                           QUARTER
                                               --------------------------------
                                                    1996             1995
                                               --------------- ----------------
                                                         (UNAUDITED)
      Price Range High-Low
        First................................. $  53  - 41 1/8 $23 1/4 - 17 3/4
        Second................................    59  - 46 1/2  33 3/8 - 22 3/4
        Third................................. 61 3/4 - 48 7/8  35 5/8 - 27 3/4
        Fourth................................ 71 3/8 - 56 5/8     49  - 31 3/8
                                               --------------- ----------------
      Dividends Paid
        First................................. $          0.06 $           0.06
        Second................................            0.06             0.06
        Third.................................            0.06             0.06
        Fourth................................            0.06             0.06
                                               --------------- ----------------
      Approximate Shareholders of Record at
       Year-End...............................             240              140
                                               =============== ================

  There are certain restrictions under the Credit Agreement and Notes regarding the payment of dividends (see Note 6).

  Long-Term Incentive Plan (the "Incentive Plan")--In 1993 the Company adopted an incentive plan for key employees and outside directors in which it is authorized to grant up to 2,050,000 shares of common stock. In 1996, the Incentive Plan was amended so that an additional 1,000,000 shares of common stock were authorized for issuance. Under the plan, awards can be in the form of stock options, restricted stock, stock appreciation rights (SARs) issued in tandem with such options, and tax-offset supplemental payments in connection with the exercise of options or SARs or the vesting of restricted stock. No SARs have been issued since the adoption of the Incentive Plan. Options issued under the Incentive Plan have a ten-year term and become exercisable in three equal annual installments after the date of grant.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  The following table summarizes option activities of the Incentive Plan:

                                                    NUMBER OF
                                                      SHARES    WEIGHTED-AVERAGE
                                                   UNDER OPTION  EXERCISE PRICE
                                                   ------------ ----------------
Outstanding at December 31, 1993..................    193,800        $22.00
Granted...........................................    759,300         17.64
Forfeited.........................................   (134,734)        18.10
                                                    ---------        ------
Outstanding at December 31, 1994..................    818,366         18.60
Granted...........................................    266,900         21.14
Exercised.........................................    (58,363)        20.11
Forfeited.........................................     (1,667)        19.53
                                                    ---------        ------
Outstanding at December 31, 1995..................  1,025,236         19.17
Granted...........................................    293,700         47.16
Exercised.........................................   (181,037)        19.24
Forfeited.........................................     (4,506)        19.69
                                                    ---------        ------
Outstanding at December 31, 1996..................  1,133,393        $26.41
                                                    =========        ======
Exercisable at December 31, 1994..................     66,799        $22.00
Exercisable at December 31, 1995..................    522,021         18.82
Exercisable at December 31, 1996..................    575,280         19.10

  Included in the option table above were 8,000 options, 7,000 options and 8,000 options granted to directors in 1996, 1995 and 1994, respectively, for which the Company has recognized the expense under the variable option provision of APB 25.

  The following table summarizes information about stock options outstanding at December 31, 1996:

                             WEIGHTED-AVERAGE
   RANGE OF        NUMBER       REMAINING     WEIGHTED-AVERAGE   NUMBER    WEIGHTED-AVERAGE
EXERCISE PRICES  OUTSTANDING CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
---------------  ----------- ---------------- ---------------- ----------- ----------------
$16.75 - $27.00    839,693      1.6 years          $19.16        573,280        $18.97
$46.88 - $57.63    293,700      3.2 years          $47.16          2,000        $57.63

  The following table summarizes restricted stock activities of the Incentive
Plan:

                                                                NUMBER OF SHARES
                                                                       OF
                                                                RESTRICTED STOCK
                                                                ----------------
Outstanding at December 31, 1993...............................      93,635
Granted at a fair value of $18.27 per share....................      93,592
Vested.........................................................     (24,216)
Forfeited......................................................     (20,419)
                                                                    -------
Outstanding at December 31, 1994...............................     142,592
Granted at a fair value of $20.94 per share....................      26,170
Vested.........................................................     (88,592)
                                                                    -------
Outstanding at December 31, 1995...............................      80,170
Granted at a fair value of $46.89 per share....................      28,600
Vested.........................................................        (833)
                                                                    -------
Outstanding at December 31, 1996...............................     107,937
                                                                    =======

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  Included in the number of restricted shares vested are 245 shares, 31,111 shares and 5,477 shares in 1996, 1995 and 1994, respectively, that were canceled to satisfy withholding tax requirements.

  Expenses related to options and restricted stock recognized during the years ended 1996, 1995 and 1994 were $1.2 million, $2.1 million and $0.6 million, respectively. If compensation expense for stock options granted under the Incentive Plan during 1996 and 1995 was recognized using the alternative fair value method of accounting under SFAS No. 123, the effect on 1996 and 1995 net income and earnings per share would have been immaterial. At December 31, 1996 there were 1,435,210 shares available for future grants.

NOTE 14--RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS

  Retirement Plans--The Company has a qualified defined benefit pension plan (the "Retirement Plan") which covers substantially all domestic employees of the Company. The Company has also adopted a plan (the "Supplemental Benefit Plan") to provide its eligible participants with benefits in excess of those allowed under the Retirement Plan (together the "Domestic Plans"). Annual retirement benefits under the Retirement Plan are based on a combination of years of service and compensation. The Company determines the amount of funding to the Retirement Plan on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies.

  As a result of the Combination, the Company has assumed the assets and obligations of various retirement plans of Transocean ASA and its subsidiaries (the "Foreign Plans"). These include several defined benefit plans, primarily group pension schemes with life insurance companies. These plans apply to a majority of Transocean ASA's onshore and offshore personnel. Benefits are based on compensation once eligibility is reached. Certain of the pension schemes are financed in part by contributions from employees. Company contributions are determined primarily by the respective life insurance companies based upon plan terms. In addition to pension obligations covered through the insurance schemes, Transocean ASA has pension obligations to several employees and former employees, which are financed directly from operations. Employer's social security tax is included in the obligation for unfunded schemes. For insurance-based schemes, annual premium payments are considered to represent a reasonable approximation of the service costs of benefits earned during the period, and the amounts owed for the employer's portion of the social security tax are expensed in the period of payment. The results of the Foreign Plans are included from September 1, 1996.

  The components of net pension expense (income) follow:

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                      1996      1995     1994
                                                     -------  --------  -------
                                                          (IN THOUSANDS)
Service Cost--Benefits Earned During the Period..... $ 3,791  $  1,162  $ 1,474
Interest Cost on Projected Benefit Obligation.......   4,843     3,284    3,228
(Gain) Loss on Assets--Actual.......................  (9,062)  (14,811)   1,325
Net Amortization and Deferral.......................     880     8,380   (7,647)
Employee Contributions..............................    (316)       --       --
                                                     -------  --------  -------
                                                     $   136  $ (1,985) $(1,620)
                                                     =======  ========  =======

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  The funded status of the plans follow:

                                               PLAN WITH
                                              OBLIGATIONS        PLAN WITH
                                               LESS THAN       OBLIGATIONS IN
                                                ASSETS        EXCESS OF ASSETS
                                            ----------------  -----------------
                                             DECEMBER 31,       DECEMBER 31,
                                            ----------------  -----------------
                                             1996     1995      1996     1995
                                            -------  -------  --------  -------
                                                     (IN THOUSANDS)
Actuarial Present Value of Benefit
 Obligations
  Vested Benefit Obligations..............  $56,715  $42,215  $ 17,708  $   188
  Non-vested Benefit Obligations..........    1,286    1,116     2,242      103
                                            -------  -------  --------  -------
Accumulated Benefit Obligations...........   58,001   43,331    19,950      291
Effect of Projected Future Salary
 Increases................................    7,146    4,191    10,341      421
                                            -------  -------  --------  -------
Projected Benefit Obligations.............   65,147   47,522    30,291      712
Plan Assets at Fair Value (a).............   92,679   63,926    19,201       --
                                            -------  -------  --------  -------
Projected Benefit Obligations Less Than or
 (In Excess of) Plan Assets...............   27,532   16,404   (11,090)    (712)
Unrecognized Net (Assets) or Obligations
 at Transition (b)........................    1,278   (8,303)     (928)      34
Unrecognized Net (Gain) Loss..............  (14,596)  (1,560)    1,610      343
Unrecognized Prior Service Cost...........     (958)  (1,700)     (526)    (712)
Other.....................................       --       11        --       --
                                            -------  -------  --------  -------
Net Pension Asset (Liability) Recognized
 in the Consolidated Balance Sheets.......  $13,256  $ 4,852  $(10,934) $(1,047)
                                            =======  =======  ========  =======

--------
(a) Plan assets of Domestic Plans consist of equity securities, commingled funds and debt securities. Plan assets of Foreign Plans are managed by the insurance companies and are principally invested in fixed income securities, marketable equity securities and real estate.
(b) Amortization periods for unrecognized net (asset) or obligation are 16.5 years for the Retirement Plan, 15 years for the Supplemental Plan and range from 15 to 29 years for the Foreign Plans.

  The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets follow:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
      Weighted Average Discount Rate:
        Domestic Plans........................................ 7.25% 7.0%  8.0%
        Foreign Plans.........................................  7.0%  --    --
      Long-Term Rate of Return:
        Domestic Plans........................................  9.0% 9.0%  9.0%
        Foreign Plans.........................................  8.0%  --    --
      Increase in Future Compensation Levels:
        Domestic Plans........................................  5.5% 5.5%  5.5%
        Foreign Plans.........................................  3.5%  --    --

  The Company sponsors defined contribution pension plans covering senior non-American field employees working outside the United States. Contributions and costs are determined as 4.5 percent to 6.5 percent of each covered employee's salary, based on years of service. The Company also sponsors a defined contribution savings plan covering U.S. employees. Contributions by the Company are limited to no more than 4.5 percent of each

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES covered employee's salary, based on the employee's contribution. As a result of the Combination, the Company also assumed various defined contribution plans of Transocean ASA and its subsidiaries. Costs of these plans have been included from September 1, 1996. Costs for the Company's defined contribution plans were $3.5 million in 1996 and $1.7 million each in 1995 and 1994.

  Postretirement Benefits Other than Pensions--The Company provides non-contractual limited health care and life insurance benefits to domestic office employees and certain other domestic field employees when they retire from the Company.

  The components of net benefit cost for postretirement benefits other than pensions follow:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                             ------------------
                                                             1996  1995   1994
                                                             ----  ----  ------
                                                              (IN THOUSANDS)
      Service Cost.......................................... $250  $178  $  206
      Interest Cost.........................................  764   744     858
      Return on Plan Assets--Actual.........................  (82)  (82)    (70)
      Net Amortization and Deferral.........................  (17) (218)      6
                                                             ----  ----  ------
      Net Annual Benefit Cost............................... $915  $622  $1,000
                                                             ====  ====  ======

  The following table sets forth the funded status for the Company's postretirement benefit plans.

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                 (IN THOUSANDS)
     Accumulated Postretirement Benefit Obligation
       Retirees................................................  $ 7,668 $ 7,876
       Fully eligible active plan participants.................      506     469
       Other active plan participants..........................    2,952   2,710
                                                                 ------- -------
                                                                  11,126  11,055
     Plan Assets at Fair Value (a).............................    1,149   1,170
                                                                 ------- -------
     Accumulated Postretirement Benefit Obligation in Excess of
      Plan Assets..............................................    9,977   9,885
     Unrecognized Prior Service Cost...........................       37      42
     Unrecognized Net Gain.....................................    1,757   1,310
                                                                 ------- -------
     Net Benefit Liability Recognized in the Consolidated
      Balance Sheet............................................  $11,771 $11,237
                                                                 ======= =======

--------
(a) Plan assets are held in a life insurance reserve account and consist of fixed income securities. The Company does not intend to fund its postretirement benefit plans in the future.

  The assumptions used to measure the projected benefit obligation and the expected earnings of plan assets follow:

                                                                 DECEMBER 31,
                                                                ----------------
                                                                1996  1995  1994
                                                                ----  ----  ----
      Discount Rate............................................ 7.25% 7.0%  8.0%
      Return on Assets (a).....................................  7.0% 7.0%  7.0%
      Salary Increase (b)......................................  5.5% 5.5%  5.5%

--------
(a) After-tax for life insurance benefit assets.
(b) For life insurance benefits.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  The rate of increase in the per capita costs of covered health care benefits is assumed to be 10.2 percent in 1997, decreasing gradually to 6.0 percent by the year 2003. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of January 1, 1997 by $695,000 and increase estimated net periodic postretirement benefit cost by $55,000.

NOTE 15--RELATED PARTY TRANSACTIONS

  The Company has a tax sharing agreement with Sonat relating to all periods prior to the initial public offering (see Note 11). Resulting from this agreement, Other Income (Expense), Net for 1996 included $1.0 million of net interest income relating to the settlement by Sonat of its consolidated U.S. federal income taxes for the years 1983 through 1985. The Company received cash of $1.0 million from Sonat as a result of the settlement. In 1995, the Company included $1.8 million of net interest income in Other Income (Expense), Net for a tax settlement relating to the years 1986 through 1988. The Company received cash of $7.0 million in 1995 relating to the settlement.

  In addition to rent (see Note 12), a portion of general and administrative expenses resulted from charges to the Company by Sonat. Amounts for these services were $0.6 million for 1996 and $0.5 million for each of 1995 and 1994. In the opinion of management, the Company was charged for all costs incurred on its behalf by Sonat under a comprehensive and reasonable cost allocation method.

NOTE 16--INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

  The Company holds a 24.89 percent interest in Arcade Drilling as ("Arcade"), a Norwegian offshore drilling company. Arcade owns two fourth-generation semisubmersible rigs, the Henry Goodrich and the Paul B. Loyd, Jr. At December 31, 1996, the Company's net investment in Arcade was $33.9 million. The Company's cumulative equity in earnings of Arcade through December 31, 1996 was $2.0 million.

  In December 1990 the Company contributed the Henry Goodrich to Arcade. The Company received $70.0 million in cash and common stock representing a 21.75 percent interest in Arcade. This sale resulted in a pre-tax gain of $28.8 million of which $18.8 million was recognized as other income in 1990. The remaining $10.0 million of the gain was deferred and is being amortized to income over the remaining depreciable life of the Henry Goodrich. The deferred income has been offset against the Company's investment in Arcade. The net unamortized balance of the deferred gain was $7.0 million at December 31, 1996.

  The Company had agreements to manage the two rigs owned by Arcade for an initial period of five years (the "Management Agreements"). Under the Management Agreements, the Company provided marketing, operating and technical services and home office support for the rigs. The Management Agreement for the Paul B. Loyd, Jr. expired in December 1995 and the rig is now managed by the majority owner of Arcade. Income from management fees was $1.3 million in 1995 and $1.1 million in 1994.

  In connection with a drilling contract with Shell Exploration and Production UK Limited ("Shell") for the use of the Henry Goodrich, Arcade chartered the rig to the Company. The contract with Shell expired in October 1996 and the rig is now managed by the majority owner of Arcade. The Company recognized operating income of $1.0 million in 1996 and $1.4 million per year in 1995 and 1994 from its operation under this charter. The Company will continue to provide Drilling Services on the Henry Goodrich for the current client through 1998.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 17--SEGMENTS, GEOGRAPHICAL ANALYSIS AND MAJOR CUSTOMERS

  Comparative data relating to the Company's operating revenues, operating income and identifiable assets by segment and geographic area follows. The operating results of Transocean ASA are included from September 1, 1996. Operating revenues and operating income from Drilling Services include (i) integrated drilling services previously included in Mobile Units, (ii) platform drilling and well intervention and (iii) oil services engineering and construction. Prior period amounts have been reclassified to conform with the current presentation.

                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
OPERATING REVENUES
Mobile Units
  U.S. Gulf of Mexico............................. $141,210  $ 95,771  $ 79,511
  North Sea and Europe............................  179,865    88,885    74,742
  Other Western Hemisphere........................   29,193    24,365    21,207
  Other Eastern Hemisphere........................   31,035    29,894    29,958
                                                   --------  --------  --------
                                                    381,303   238,915   205,418
                                                   --------  --------  --------
Turnkey Operations
  U.S. Gulf of Mexico.............................   27,222    20,230     3,726
  Other Western Hemisphere........................   26,031    36,711    23,438
  Other Eastern Hemisphere........................    5,855     4,300        --
                                                   --------  --------  --------
                                                     59,108    61,241    27,164
                                                   --------  --------  --------
Drilling Services
  U.S. Gulf of Mexico.............................   10,345    13,065    10,814
  North Sea and Europe............................   61,723    10,914     8,563
  Other Western Hemisphere........................    5,089        --        --
  Other Eastern Hemisphere........................   11,565       676        --
                                                   --------  --------  --------
                                                     88,722    24,655    19,377
                                                   --------  --------  --------
Intersegment Eliminations (a).....................     (230)   (2,153)   (9,006)
                                                   --------  --------  --------
Total Operating Revenues.......................... $528,903  $322,658  $242,953
                                                   ========  ========  ========

--------
(a) Intersegment eliminations reflect the elimination of operating revenues earned when one of the Company's business segments provides services to another of the Company's business segments.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                    1996       1995      1994
                                                 ----------  --------  --------
                                                        (IN THOUSANDS)
OPERATING INCOME (LOSS)
Mobile Units
  U.S. Gulf of Mexico........................... $   74,062  $ 28,709  $ 13,657
  North Sea and Europe..........................     32,317    20,032     6,181
  Other Western Hemisphere......................      5,981     3,908    (2,060)
  Other Eastern Hemisphere......................      4,952     8,290    10,425
  Other.........................................        367      (521)   (1,141)
                                                 ----------  --------  --------
                                                    117,679    60,418    27,062
                                                 ----------  --------  --------
Turnkey Operations
  U.S. Gulf of Mexico...........................     (3,306)    1,511       292
  Other Western Hemisphere......................      5,424     4,247     4,032
  Other Eastern Hemisphere......................        736       207         3
                                                 ----------  --------  --------
                                                      2,854     5,965     4,327
                                                 ----------  --------  --------
Drilling Services
  U.S. Gulf of Mexico...........................      2,951     3,969     4,022
  North Sea and Europe..........................      5,895     3,280     4,154
  Other Western Hemisphere......................        337        --        --
  Other Eastern Hemisphere......................      1,802       (46)       --
                                                 ----------  --------  --------
                                                     10,985     7,203     8,176
                                                 ----------  --------  --------
Corporate Expenses..............................    (23,904)  (21,498)  (18,668)
                                                 ----------  --------  --------
Operating Income................................ $  107,614  $ 52,088  $ 20,897
                                                 ==========  ========  ========
IDENTIFIABLE ASSETS
Mobile Units
  U.S. Gulf of Mexico........................... $  292,788  $176,684  $122,223
  North Sea and Europe..........................  1,640,691   134,776   201,734
  Other Western Hemisphere......................    129,786    22,112    21,649
  Other Eastern Hemisphere......................    119,338    27,192    34,844
                                                 ----------  --------  --------
                                                  2,182,603   360,764   380,450
                                                 ----------  --------  --------
Turnkey Operations
  U.S. Gulf of Mexico...........................      7,177     2,556     1,901
  Other Western Hemisphere......................      1,641     2,321     5,930
  Other Eastern Hemisphere......................         77     1,854        --
                                                 ----------  --------  --------
                                                      8,895     6,731     7,831
                                                 ----------  --------  --------
Drilling Services
  U.S. Gulf of Mexico...........................      1,631     2,150     2,243
  North Sea and Europe..........................    150,603     2,774       595
  Other Western Hemisphere......................      1,139        --        --
  Other Eastern Hemisphere......................        330        --        --
                                                 ----------  --------  --------
                                                    153,703     4,924     2,838
                                                 ----------  --------  --------
General Corporate...............................     62,405   137,954    72,131
                                                 ----------  --------  --------
Investment In and Advances To Joint Ventures....     35,608    31,891    30,247
                                                 ----------  --------  --------
Total Assets.................................... $2,443,214  $542,264  $493,497
                                                 ==========  ========  ========

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                         1996    1995    1994
                                                       -------- ------- -------
                                                            (IN THOUSANDS)
CAPITAL EXPENDITURES
  Mobile Units........................................ $196,129 $17,466 $57,142
  Turnkey Operations..................................        6      --     706
  Drilling Services...................................   10,808      --      --
  General Corporate...................................    6,016   1,439   1,373
                                                       -------- ------- -------
                                                       $212,959 $18,905 $59,221
                                                       -------- ------- -------
DEPRECIATION AND AMORTIZATION
  Mobile Units........................................ $ 42,636 $26,325 $23,942
  Turnkey Operations..................................      267     328     151
  Drilling Services...................................    2,760      52      16
  General Corporate...................................      924     290     397
                                                       -------- ------- -------
                                                       $ 46,587 $26,995 $24,506
                                                       -------- ------- -------

  Operating income consists of operating revenues less operating expenses, including depreciation and amortization, and does not include interest income, other income (including gains on the disposal of rigs--see Note 4), interest expense, income taxes and equity in earnings of joint ventures.

  A substantial portion of the Company's assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods. The Arcade joint venture operates in the North Sea and Europe. General Corporate assets are principally cash and cash equivalents and other nonoperating assets.

  The Company's foreign operations are geographically dispersed and are therefore subject to certain political and other uncertainties not encountered in domestic operations, including risks of war, expropriation of equipment, renegotiation or modification of existing contracts, taxation policies, and the general hazards associated with foreign sovereignty over certain areas in which operations are conducted.

  The foreign assets include cash and cash equivalents of $21.4 million, $5.7 million and $4.5 million at December 31, 1996, 1995 and 1994, respectively.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  Revenues from the following major unaffiliated customers of the Company exceeded 10% or more of operating revenues:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                         1996    1995    1994
                                                       -------- ------- -------
                                                            (IN THOUSANDS)
Royal Dutch Shell Group (a)........................... $146,769 $74,072 $81,377
Statoil (b)...........................................   67,968      --      --
Norsk Hydro (b).......................................   48,828  35,260  24,808
Petroleos Mexicanos (Pemex) (c).......................   31,062  36,712  23,437
Gulf of Suez Petroleum Company (d)....................   19,939  26,540  28,257
                                                       -------- ------- -------

--------
(a) Revenues earned by all business segments.
(b) Revenues earned by Mobile Units and Drilling Services.
(c) Revenues earned by Turnkey Operations and Drilling Services.
(d) Revenues earned by Mobile Units.

  The loss of significant customers could have a materially adverse effect on the Company's results of operations.

NOTE 18--QUARTERLY RESULTS (UNAUDITED)

  Shown below are selected unaudited quarterly data.

                                                           QUARTER
                                              ----------------------------------
                                               FIRST   SECOND   THIRD    FOURTH
                                              ------- -------- -------- --------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                           AMOUNTS)
1996(A)
  Operating Revenues......................... $81,220 $108,881 $136,926 $201,876
  Operating Income (b).......................  13,951   30,234   32,601   30,828
  Net Income (b).............................  11,825   25,477   21,543   19,200
  Net Income Per Share (b)................... $  0.42 $   0.89 $   0.61 $   0.37
  Weighted-average number of shares..........  28,435   28,474   35,210   51,489
1995
  Operating Revenues......................... $70,726 $ 85,510 $ 83,284 $ 83,138
  Operating Income...........................  10,708   11,913   14,357   15,110
  Net Income.................................   7,276    8,190   20,381   11,101
  Net Income Per Share....................... $  0.26 $   0.29 $   0.72 $   0.39
  Weighted-average number of shares..........  28,372   28,385   28,363   28,373

--------
(a) Includes the operating results of Transocean ASA since September 1, 1996, the effective date of the Combination for accounting purposes.
(b) Fourth quarter 1996 included losses from Turnkey Operations of $4.7 million before income taxes. The effect of these losses on net income and earnings per share was $3.0 million and $0.06, respectively.

NOTE 19--SUBSEQUENT EVENT

  On March 13, 1997, the Board of Directors authorized the registration on Form S-3 of a $750 million shelf offering of debt securities, preferred stock, common stock and warrants to purchase preferred stock or other debt securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company has not had a change in or disagreement with its accountants within twenty-four months prior to the date of its most recent financial statements or in any period subsequent to such date.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held May 8, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 1996. Certain information with respect to the executive officers of the Company is set forth in Item 4 of this annual report under the caption "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) Index to Financial Statements, Financial Statement Schedules and Exhibits

  (1) Financial Statements

                                                                            PAGE
                                                                            ----
      Included in Part II of this report:
        Report of Independent Auditors.....................................  26
        Consolidated Statement of Operations...............................  27
        Consolidated Balance Sheets........................................  28
        Consolidated Statements of Shareholders' Equity....................  29
        Consolidated Statements of Cash Flows..............................  30
        Notes to Consolidated Financial Statements.........................  31

  Financial statements of 50 percent or less owned joint ventures are not presented herein because such joint ventures do not meet the significance test.

  (2) Financial Statement Schedules

  Schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

  (3) Exhibits

  The following exhibits are filed in connection with this Report:

 NUMBER                                DESCRIPTION
 ------                                -----------
   2-(1)  Drilling Purchase and Sale Agreement dated August 14, 1995 among
          Sonat Offshore Drilling Inc., Sonat Offshore Ventures Inc., and
          Falcon Drilling Company, Inc. (filed as Exhibit 2.1 to the Company's
          Form 8-K dated September 15, 1995)
   2-(2)  Sales Agreement Amendment dated September 21, 1995 among Sonat
          Offshore Drilling Inc., Sonat Offshore Ventures Inc., Falcon Drilling
          Company, Inc. and FALRIG Offshore, Inc. (filed as Exhibit 2.2 to the
          Company's Form 8-K dated September 15, 1995)
   3-(1)  Restated Certificate of Incorporation of the Company, including amendments dated September 3, 1996 (filed as Exhibit 4(a) to the
          Company's Registration Statement on Form S-8 Registration No. 333-
          12475 dated September 20, 1996)
   3-(2)  Amendment dated September 3, 1996 to Restated Certificate of
          Incorporation of the Company to change the Company's name (filed as
          Exhibit 4(b) to the Company's Registration Statement on Form S-8
          Registration No. 333-12475 dated September 20, 1996)
   3-(3)  Amendment dated September 3, 1996 to Restated Certificate of
          Incorporation of the Company to increase authorized shares of common stock (filed as Exhibit 4(c) to the Company's Registration Statement
          on Form S-8 Registration No. 333-12475 dated September 20, 1996)
   3-(4)  By-Laws of the Company (filed as Exhibit 3-(2) to the Company's Form
          10-K for the year ending December 31, 1993)
  +4-(1)  Secured Credit Agreement dated as of January 17, 1997 among
          Transocean Enterprise Inc., the Lenders party thereto, ABN Amro Bank, as Agent, and the Co-Agents listed therein
   4-(2)  Secured Credit Agreement dated as of July 30, 1996 among Sonat
          Offshore Drilling Inc., the Lenders party thereto, ABN Amro Bank, as
          Agent, and the Co-Agents listed therein (filed as Exhibit 10-(1) to the Company's Form 10-Q for the quarter ending June 30, 1996)

 NUMBER                                 DESCRIPTION
 ------                                 -----------
   10-(1)  Amended and Restated Credit Agreement dated as of December 28, 1995 among Sonat Offshore Drilling Inc., the Lenders listed therein and
           SunTrust Bank as Agent and ABN Amro Bank, as Co-Agent (filed as
           Exhibit 10-(1) to the Company's Form 10-K for the year ending
           December 31, 1995)
   10-(2)  Transition Agreement between Sonat Inc. and Sonat Offshore Drilling
           Inc. dated June 3, 1993 (filed as Exhibit 10-(2) to the Company's
           Form 10-Q for the quarter ending June 30, 1993)
   10-(3)  Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling
           Inc. dated June 3, 1993 (filed as Exhibit 10-(3) to the Company's
           Form 10-Q for the quarter ending June 30, 1993)
  *10-(4)  Performance Award and Cash Bonus Plan of Sonat Offshore Drilling
           Inc. (filed as Exhibit 10-(5) to the Company's Form 10-Q for quarter ending June 30, 1993)
  *10-(5)  Long-Term Incentive Plan of Sonat Offshore Drilling Inc. (filed as
           Exhibit 10-(1) to the Company's Form 10-Q for the quarter ending
           March 31, 1996)
  *10-(6)  Form of Sonat Offshore Drilling Inc. Executive Life Insurance
           program Split Dollar Agreement and Collateral Assignment Agreement
           with schedule identifying the persons participating in Program
           (filed as Exhibit 10-(9) to the Company's Form 10-K for the year ending December 31, 1993)
   10-(7)  Purchase Agreement dated as of April 1, 1987 among Sonat Offshore
           Drilling Inc., Sonat Offshore Ventures Inc., Dixilyn-Field Drilling
           Company and Panhandle Eastern Corporation (filed as Exhibit 10-(9)
           to the Company's Form S-1 Registration No. 33-60992 dated April 13,
           1993)
   10-(8)  Agreement dated as of June 14, 1995, among Sonat Offshore Ventures
           Inc., Sonat Offshore Drilling Inc., Dixilyn-Field Drilling Company
           and Panhandle Eastern Corporation (filed as Exhibit 10-(8) to the
           Company's Form 10-K for the year ending December 31, 1995)
   10-(9)  Letter Agreement dated August 31, 1991 among Sonat Offshore Drilling
           Inc., Arcade Shipping as and Reading and Bates Corporation (filed as
           Exhibit 10-(12) to the Company's Form S-1 Registration No. 33-60992
           dated April 13, 1993)
   10-(10) Master Agreement dated December 17, 1993 among Sonat Offshore Norway
           Inc. and Wilhelmsen Offshore Norway as and NNDC Polar as (filed as
           Exhibit 2-(1) to the Company's Form 8-K dated February 18, 1994)
   10-(11) Wilhelmsen Drilling Rig Sales Agreement dated December 17, 1993 between Sonat Offshore Norway Inc. and Wilhelmsen Offshore Norway as
           (filed as Exhibit 2-(2) to the Company's Form 8-K dated February 18,
           1994)
   10-(12) NNDCP Drilling Rig Sales Agreement dated December 17, 1993 between
           Sonat Offshore Norway Inc. and NNDC Polar as (filed as Exhibit 2-(3)
           to the Company's Form 8-K dated February 18, 1994)
   10-(13) Vessel Modification and Sales Agreement for the Multi-service Semi-
           submersible Vessel (MSV) P.Portia dated February 29, 1996, between
           Sonat Offshore Drilling Inc. and Hiwind Investments Ltd. (filed as
           Exhibit 10-(16) to the Company's Form 10-K for the year ending
           December 31, 1995)
   10-(14) Representation and Guarantee Agreement between Sonat Offshore
           Drilling Inc. and Exploration and Production Services (Holdings)
           Limited dated September 30, 1994 (filed as Exhibit 10-(24) to the
           Company's Form 10-Q for the quarter ending September 30, 1994)

 NUMBER                                 DESCRIPTION
 ------                                 -----------
  *10-(15)  Employment Agreements between J. Michael Talbert, W. Dennis
            Heagney, Robert L. Long, Jon C. Cole, G. Austin King, Donald R.
            Ray, Eric B. Brown and Barbara S. Koucouthakis, individually, and
            Transocean Offshore Inc. dated December 6, 1995 (filed as Exhibit
            10-(18) to the Company's Form 10-K for the year ending December 31,
            1995)
 *+10-(16)  Employment Agreement dated December 14, 1990, Early Retirement
            Agreement dated June 19, 1992 and Supplemental Pension Agreement dated June 19, 1992, each as amended, between Transocean ASA and
            Reidar Lund
 *+10-(17)  Letter Agreement dated February 20, 1997 between Transocean
            Offshore Inc. and Reidar Lund
  +21-(1)   Subsidiaries of the Company
  +23-(1)   Consent of Ernst & Young LLP
  +24-(1)   Powers of Attorney
  +27-(1)   Financial Data Schedule

--------
* Compensatory plan or arrangement.
+ Filed herewith.

  Exhibits listed above as previously having been filed with the Securities and Exchange Commission are incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and made a part hereof with the same effect as if filed herewith.

  Certain instruments relating to long-term debt of the Company and its subsidiaries have not been filed as exhibits since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Commission upon request.

(b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ending December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 21, 1997.

                                          TRANSOCEAN OFFSHORE INC.

                                                   /s/  Robert L. Long
                                          By:__________________________________
                                                     Robert L. Long
                                                  Senior Vice President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 21, 1997.

             SIGNATURE                                     TITLE
             ---------                                     -----

       /s/ J. Michael Talbert                 Chairman of the Board and Chief Executive Officer
____________________________________                     (Principal Executive Officer)
         J. Michael Talbert

         /s/ Robert L. Long                    Senior Vice President and Chief Financial Officer
____________________________________                     (Principal Financial Officer)
           Robert L. Long

    /s/ Barbara S. Koucouthakis                    Vice President and Controller (Principal
____________________________________                          Accounting Officer)
      Barbara S. Koucouthakis

                 *                                                 Director
____________________________________
         Richard D. Kinder

                 *                                                 Director
____________________________________
        Ronald L. Kuehn, Jr.

                 *                                                 Director
____________________________________
         Robert J. Lanigan

                 *                                                 Director
____________________________________
           Max L. Lukens

                 *                                                 Director
____________________________________
         Martin B. McNamara

                 *                                                 Director
____________________________________
           Kristian Siem

                 *                                                 Director
____________________________________
         Fridtjof Lorentzen

                 *                                                 Director
____________________________________
            Reidar Lund

                 *                                                 Director
____________________________________
           Einar Kloster

*By:
         /s/ Eric B. Brown
____________________________________
           Eric B. Brown
          Attorney in Fact