Form 10-Q
period 1997-03-31
TRANSOCEAN OFFSHORE INC
filed 1997-05-14
CIK 314047

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ___________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

                         COMMISSION FILE NUMBER 1-7746

                              ___________________

                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)

                              ___________________

           DELAWARE                                        72-0464968
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)


            4 GREENWAY PLAZA
             HOUSTON, TEXAS                                  77046
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (713) 871-7500

                              ___________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No  [ ]

     As of May 1, 1997, 50,661,781 shares of common stock, par value $.01 per share, of Transocean Offshore Inc. were outstanding.

================================================================================

                           TRANSOCEAN OFFSHORE INC.

                              INDEX TO FORM 10-Q

                         QUARTER ENDED MARCH 31, 1997


                                                                        Page


PART I - FINANCIAL INFORMATION


     ITEM 1. Financial Statements (Unaudited)

               Condensed Consolidated Statements of Operations
                 Three Months Ended March 31, 1997 and 1996.............  2

               Condensed Consolidated Balance Sheets
                 March 31, 1997 and December 31, 1996...................  3

               Condensed Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1997 and 1996.............  4

               Notes to Condensed Consolidated Financial Statements.....  5

     ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................  8

PART II - OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K......................... 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Transocean Offshore Inc. and consolidated subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                ---------------------------
                                                   1997            1996
                                                ----------       ----------
                                           (In thousands, except per share data)

Operating Revenues                              $  219,616       $   81,220
--------------------------------------------------------------------------------
Costs and Expenses
  Operating and maintenance                        144,846           57,752
  Depreciation and amortization                     24,408            6,058
  General and administrative                         5,779            3,459
--------------------------------------------------------------------------------
                                                   175,033           67,269
--------------------------------------------------------------------------------
Operating Income                                    44,583           13,951
--------------------------------------------------------------------------------
Other Income (Expense), Net
  Equity in earnings of joint ventures               2,465            1,180
  Interest income                                      703            1,522
  Interest expense, net of amounts capitalized      (4,802)            (442)
  Interest income related to settlement
    of tax case                                          -              983
  Other, net                                        (2,200)             969
--------------------------------------------------------------------------------
                                                    (3,834)           4,212
--------------------------------------------------------------------------------
Income Before Income Taxes                          40,749           18,163

Income Taxes                                        13,040            6,338
--------------------------------------------------------------------------------
Net Income                                      $   27,709       $   11,825
================================================================================
Earnings Per Share of Common Stock              $     0.54       $     0.42

Weighted Average Shares Outstanding                 51,205           28,435
--------------------------------------------------------------------------------
Dividends Paid Per Share                        $     0.06       $     0.06
================================================================================


                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  March 31,    December 31,
                                                    1997           1996
                                                ------------   -----------
                                           (In thousands, except per share data)

                                    ASSETS

Cash and Cash Equivalents                       $     21,806   $    24,154
Accounts Receivable                                  175,542       168,573
Deferred Income Taxes                                 16,963        17,207
Materials and Supplies                                27,009        26,556
Prepayments                                            8,887         8,913
Other Current Assets                                   7,178         6,843
--------------------------------------------------------------------------------
   Total Current Assets                              257,385       252,246
--------------------------------------------------------------------------------
Investments in and Advances to Joint Ventures         38,769        35,608

Property and Equipment                             1,832,246     1,751,863
Less Accumulated Depreciation                        399,047       381,514
--------------------------------------------------------------------------------
   Property and Equipment, net                     1,433,199     1,370,349
--------------------------------------------------------------------------------
Goodwill, net                                        759,021       763,173
Other Assets                                          29,769        21,838
--------------------------------------------------------------------------------
   Total Assets                                 $  2,518,143   $ 2,443,214
================================================================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                $     65,389   $    67,032
Accrued Income Taxes                                  68,000        57,666
Current Portion of Long-Term Debt                     30,272        28,013
Other Current Liabilities                             68,363        78,767
--------------------------------------------------------------------------------
   Total Current Liabilities                         232,024       231,478
--------------------------------------------------------------------------------
Long-Term Debt                                       468,809       392,322
Deferred Income Taxes                                153,034       151,980
Other Long-Term Liabilities                           61,361        39,725
--------------------------------------------------------------------------------
   Total Long-Term Liabilities                       683,204       584,027
--------------------------------------------------------------------------------
Preferred Stock, $0.10 par value; 50,000,000
 shares authorized, none issued and outstanding            -             -
Common Stock, $0.01 par value; 150,000,000 shares
 authorized, 51,550,448 shares issued, including
 shares in treasury, and 50,657,448 shares
 outstanding at March 31, 1997, and 51,522,985
 shares issued and outstanding at
 December 31, 1996                                       515           515
Additional Paid-in Capital                         1,501,605     1,501,159
Retained Earnings                                    150,705       126,035
Less Common Stock in Treasury, at cost;
 893,000 shares at March 31, 1997                    (49,910)            -
--------------------------------------------------------------------------------
   Total Stockholders' Equity                      1,602,915     1,627,709
--------------------------------------------------------------------------------
   Total Liabilities and Stockholders' Equity   $  2,518,143   $ 2,443,214
================================================================================


                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                ---------------------------
                                                   1997            1996
                                                ----------       ----------
                                                      (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $   27,709     $     11,825
Adjustments to reconcile net income to
  net cash provided by operating activities
 Depreciation and amortization                      24,408            6,058
 Deferred income taxes                               1,298               78
 Equity in earnings of joint ventures               (2,465)          (1,180)
 (Gain) loss on disposal of assets                     138           (1,061)
 Deferred income                                    20,000            6,079
 Other, net                                         (1,908)             363
 Changes in operating assets and liabilities
   Accounts receivable                             (17,969)          (5,531)
   Accounts payable                                 (1,643)           5,663
   Income taxes receivable/payable, net             10,334            6,053
   Other current assets                               (762)          (6,787)
   Other current liabilities                       (12,251)          (5,495)
--------------------------------------------------------------------------------
Net cash provided by operating activities           46,889           16,065
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                             (82,618)         (26,230)
  Proceeds from disposal of assets                      81            1,247
  Joint ventures and other investments              (1,484)           3,563
--------------------------------------------------------------------------------
Net cash used in investing activities              (84,021)         (21,420)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments on revolving lines of credit      (22,161)               -
  Proceeds from project financing facility         107,896                -
  Repayments on term loan facility                  (6,750)               -
  Financing costs                                   (2,543)               -
  Treasury shares purchased                        (49,910)               -
  Sale of note receivable                           11,000                -
  Exercise of stock options                            286              458
  Dividends paid                                    (3,038)          (1,706)
  Other, net                                             4               16
--------------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                         34,784           (1,232)
--------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents           (2,348)          (6,587)
--------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period    24,154          112,972
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period      $   21,806     $    106,385
================================================================================


                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities.
Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1996.

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $7.9 million and $1.4 million, respectively, for the three months ended March 31, 1997 and $1.1 million and $0.2 million, respectively, for the three months ended March 31, 1996.

GOODWILL - Goodwill is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of March 31, 1997 totaled $11.2 million.

CHANGE IN ESTIMATE - Effective July 1, 1996, the Company extended the useful lives of nine of its rigs by an average of five years. The effect of this change in accounting estimate for the three months ended March 31, 1997 on depreciation expense and net income was approximately $2.0 million and $1.4 million ($0.03 per share), respectively.

CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $2.8 million and $0.1 million for the three months ended March 31, 1997 and 1996, respectively.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation. Combining adjustments were made to classify various statement of operations and balance sheet items consistently upon combination with Transocean ASA (see Note 2).

INTERIM FINANCIAL INFORMATION - The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

NOTE 2 - BUSINESS COMBINATION

The Company acquired over 99 percent of the outstanding capital shares of Transocean ASA, a Norwegian company, pursuant to an exchange offer for Company common stock and cash completed in September 1996 and subsequent purchases of Transocean ASA shares in November and December 1996 (the "Combination"). The total purchase price was approximately $1.5 billion. The Combination was deemed effective for accounting purposes as of September 1, 1996. The purchase price allocation is based on preliminary estimates and may be revised at a later date.

The accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 1997 includes the operating results of Transocean ASA. If the Combination had been effective as of January 1, 1996, consolidated revenues for the three month period ended March 31, 1996 would have increased on an unaudited pro forma basis to $170.2 million, and net income and net income per share would have decreased on an unaudited pro forma basis to a net loss and net loss per share of $10.1 million and $0.20, respectively. The pro forma information is

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

NOTE 3 - CONSTRUCTION IN PROGRESS

The Company made significant capital additions during the first quarter of 1997 in connection with its previously announced fleet additions and upgrades. During the first quarter of 1997 the Company spent $17.9 million on the conversion of a multi-service vessel to a semisubmersible drilling rig, to be named "Transocean Marianas", $23.2 million on the construction of a new deepwater drillship, to be named "Discoverer Enterprise" and $12.8 million on the upgrade of the semisubmersible drilling rig, Transocean Amirante. In addition the Company spent $11.1 million on a major upgrade to the drillship Discoverer Seven Seas.

NOTE 4 - DEBT

Debt is comprised of the following:
                                            March 31,     December 31,
                                              1997           1996
                                          -----------     -----------
                                                 (In thousands)

     Term Loan Facility                   $   186,500     $   193,250
     Revolving Credit Facility                171,600         193,761
     Project Financing Agreement              107,896               -
     Notes Payable                             30,000          30,000
     Other                                      3,085           3,324
     ----------------------------------------------------------------
     Total Debt                               499,081         420,335
     Less Current Maturities                   30,272          28,013
     ----------------------------------------------------------------
     Total Long-Term Debt                 $   468,809     $   392,322
     ================================================================

TERM LOAN AND REVOLVING CREDIT FACILITIES - In connection with the Combination, the Company entered into a secured credit agreement, dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank N.V. (the "Credit Agreement"). The Credit Agreement provides for borrowing by the Company under (i) a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and (ii) a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a specified margin that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating (see Note 6).


PROJECT FINANCING AGREEMENT - In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, Transocean Enterprise Inc., a wholly owned subsidiary of the Company, entered into a bank financing agreement, dated as of December 27, 1996 with a group of banks led by ABN AMRO Bank N.V. (the "Project Financing Agreement"). Approximately $340.5 million is available for drawdowns during the construction period. Amounts outstanding bear interest at LIBOR plus a specified margin.

NOTE 5 - CAPITAL STOCK

In February 1997, pursuant to previously granted authority, the Company repurchased 893,000 shares of its common stock for a total of $49.9 million at an average price of $55.89 per share. Borrowings from the Revolving Credit Facility were used to fund the repurchases. The Board of Directors regularly reviews the possibility of repurchasing common stock in light of prevailing stock prices and the financial position of the Company.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENTS

PUBLIC DEBT OFFERING - In April 1997, the Company completed the public offering and sale of $300 million aggregate principal amount of senior, unsecured debt securities. The securities sold consisted of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00% Debentures due April 15, 2027 (the "Debentures"). Holders of Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100% of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100% of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures, using a discount rate equal to the then-prevailing yield of U.S. treasury notes plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year, commencing October 15, 1997. The indenture and supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to (i) incur indebtedness secured by certain liens, (ii) engage in certain sale/leaseback transactions and (iii) engage in certain merger, consolidation or reorganization transactions. The net proceeds were used to repay amounts outstanding under the Credit Agreement.

In connection with the public offering of the Notes and Debentures, the Credit Agreement was amended to, among other things, release all security, convert $140 million of the term loans into revolving loans, and renegotiate the applicable margins over LIBOR and the applicable commitment fees. Following the amendment, the Credit Agreement provides for a $540 million Revolving Credit Facility, with no Term Loan Facility.

STOCK REPURCHASE - On May 8, 1997, the Company's Board of Directors authorized the repurchase of up to $200 million of the Company's common stock from time to time on the open market or in privately negotiated transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in connection with the information contained in the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

OVERVIEW

Transocean Offshore Inc. is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. The Company currently owns, has ownership interests in or operates 30 mobile offshore drilling rigs. Transocean's fleet consists of seven fourth-generation semisubmersibles, fourteen second- and third-generation semisubmersibles, three deepwater drillships and six jackup rigs. In addition, the Company has under construction a new technologically advanced, ultra-deepwater drillship, to be called the "Discoverer Enterprise". The Company contracts these drilling rigs, related equipment and work crews at a contractually determined price per day (dayrate), to drill offshore wells. The Company also provides other drilling services on a dayrate, cost plus, footage or lump sum basis, including the drilling of wells to a specified depth for a fixed price.

During 1996, the Company acquired over 99 percent of the outstanding capital shares of Transocean ASA, a Norwegian company, pursuant to an exchange offer for Company common stock and cash completed in September 1996 and subsequent purchases of Transocean ASA shares in November and December 1996 (the "Combination"). The total purchase price was approximately $1.5 billion. The Combination was deemed effective for accounting purposes as of September 1, 1996.

OPERATING RESULTS

Comparative data relating to the Company's operating revenues and operating income by segment and geographic area follows. In the table and related discussion below, the "Mobile Units" segment consists of the results of operations for drilling rigs contracted to customers on a dayrate basis. The "Drilling Services" segment includes results of all other drilling services provided by the Company, including turnkey operations. The operating results of Transocean ASA are included from September 1, 1996.

                                                      Three Months Ended
                                                          March 31,
                                                     1997             1996
                                                  -----------     -----------
                                                         (In thousands)
OPERATING REVENUES
Mobile Units
 U.S. Gulf of Mexico                              $    39,106     $    25,695
 North Sea and Europe                                  84,592          23,463
 Other Western Hemisphere                               6,935           6,141
 Other Eastern Hemisphere                              17,787           5,801
--------------------------------------------------------------------------------
                                                      148,420          61,100
--------------------------------------------------------------------------------
Drilling Services
 U.S. Gulf of Mexico                                   21,427           6,762
 North Sea and Europe                                  48,869           3,871
 Other Western Hemisphere                               1,102           1,867
 Other Eastern Hemisphere                                 242           7,620
--------------------------------------------------------------------------------
                                                       71,640          20,120
--------------------------------------------------------------------------------
Intersegment Eliminations (a)                            (444)              -
--------------------------------------------------------------------------------
Total Revenues                                    $    219,616    $    81,220
================================================================================

OPERATING INCOME (LOSS) (b)
Mobile Units
 U.S. Gulf of Mexico                              $     23,609    $     7,413
 North Sea and Europe                                   12,865          5,538
 Other Western Hemisphere                                2,728          1,194
 Other Eastern Hemisphere                                9,683          2,037
 Other                                                  (3,413)        (1,528)
--------------------------------------------------------------------------------
                                                        45,472         14,654
--------------------------------------------------------------------------------
Drilling Services
 U.S. Gulf of Mexico                                       338            901
 North Sea and Europe                                    5,528            971
 Other Western Hemisphere                                 (653)           294
 Other Eastern Hemisphere                                  123          1,084
 Other                                                    (274)          (341)
--------------------------------------------------------------------------------
                                                         5,062          2,909
--------------------------------------------------------------------------------
Corporate Expenses                                      (5,951)        (3,612)
--------------------------------------------------------------------------------
Operating Income                                  $     44,583    $    13,951
================================================================================

 (a) Intersegment eliminations reflect the elimination of revenues earned when one of the Company's business segments provides services to another of the Company's business segments.
 (b)  Amounts shown are after applicable depreciation and amortization.

Quarter ended March 31, 1997, compared to Quarter ended March 31,1996

Revenues increased to $219.6 million for the quarter ended March 31, 1997 up from $81.2 million for the prior year quarter, an increase of $138.4 million or 170 percent. Operating income increased by $30.6 million or 219 percent, up from $14.0 million in the first quarter of 1996 to $44.6 million in the current year quarter. Net income for the first quarter of 1997 was $27.7 million, up from $11.8 million for the first quarter of 1996, an increase of $15.9 million or 135 percent. The increase in 1997 resulted primarily from increased dayrates, higher utilization rates and the inclusion of the Transocean ASA results following the Combination. The weighted-average number of shares was
51.2 million and 28.4 million for the quarters ended March 31, 1997 and 1996, respectively. The increase was primarily due to the shares issued in the Combination.

Revenues and operating income from Mobile Units increased significantly in the first quarter of 1997 compared to the prior year quarter. In the U.S. Gulf of Mexico, the increases resulted primarily from higher dayrates earned during the current quarter. In addition one of the drillships was drydocked during part of the 1996 quarter and incurred significant repairs and maintenance costs during the shipyard stay. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination. The increases in Other Eastern Hemisphere resulted primarily from higher dayrates earned during the current year quarter as well as full utilization of one jackup rig which was stacked during the 1996 quarter.

Revenues and operating income from Drilling Services increased during the first quarter of 1997 compared to the same period in 1996. In the U.S. Gulf of Mexico, the increase in revenues resulted primarily from more turnkey wells completed during the current quarter over the prior year quarter. Operating income in the U.S. Gulf of Mexico decreased slightly in the first quarter of 1997 over the prior year quarter primarily due to losses from turnkey operations. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination, as well as a higher level of services provided during the first quarter of 1997 over the prior year quarter. Partially offsetting these increases in the North Sea and Europe were decreases in Other Eastern Hemisphere. The decreases resulted primarily from services provided in Qatar during the first quarter of 1996 that were not performed in the current year quarter.

Corporate expenses increased $2.4 million, from $3.6 million in the first quarter of 1996 to $6.0 million in the current year quarter primarily due to increased costs to integrate and manage a larger organization. The corporate organization expanded to accommodate the overall growth of the Company as a result of the Combination and the increased activity in the industry, such as the major construction programs, increasing recruiting and training activity and upgrading and expanding communication and data processing systems.

Depreciation and amortization expense increased in the 1997 period over 1996 due to $14.2 million of additional depreciation for the Transocean ASA property and equipment and $4.8 million of amortization of goodwill related to the Combination. Partially offsetting these increases was a $2.0 million reduction of depreciation expense due to the extension of the useful lives of nine of the Company's rigs effective July 1, 1996.

Other income (expense) decreased from income of $4.2 million in the first quarter of 1996 to expense of $3.8 million in the current year quarter. The decrease resulted primarily from lower interest income due to lower average cash balances during the current quarter, higher interest expense due primarily to debt incurred related to the Combination and higher other expense due to $1.9 million in losses on the mark-to-market adjustment on open foreign exchange derivative instruments. Partially offsetting these decreases was higher equity in earnings of joint ventures, resulting primarily from higher dayrates earned on two rigs owned by a corporation in which the Company has a 25 percent interest.

Income tax expense increased by $6.7 million due primarily to higher pre-tax earnings in the first quarter of 1997 over the same period in 1996.

MARKET OUTLOOK

The increased demand and higher dayrates for rigs in the deepwater and harsh-environment markets that began in 1995 has continued into the second quarter of 1997. The improvements in these markets are due in part to technological advances that improved the economics of offshore exploration and development, as well as the greater availability of attractive concessions in markets throughout the world. Operators are showing more interest in deepwater areas worldwide, including the U.S. Gulf of Mexico, and in some of the North Sea's more demanding locations, particularly the harsh-environment areas west of Shetlands and northern areas offshore Norway. As a result of the improved market conditions, rigs are being contracted under longer-term agreements at higher dayrates, with customers often paying for upgrades to the rigs to operate in more challenging conditions. In response to the demands of its customers, the Company is also providing a variety of drilling services, including well planning, engineering and management through integrated service teams.

Historically, the contract drilling market has been highly competitive and cyclical; thus, the Company cannot predict the extent to which the current market conditions will continue. In addition, as a result of improved market conditions, a number of drilling contractors are upgrading existing rigs or constructing new rigs that will be capable of competing with the Company's deepwater and harsh environment rigs. Although most of these rigs are being built pursuant to long-term contract commitments, there can be no assurance that, upon the expiration of such contracts and the contracts for the Company's rigs, then-current market conditions will be favorable and that current high utilization rates will continue.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Cash flows provided by operations for the three months ended March 31, 1997 increased to $46.9 million, up from $16.1 million for the three months ended March 31, 1996, an increase of $30.8 million. The increase in cash provided by operations was due primarily to an increase in operating income earned in the 1997 quarter over the 1996 quarter and deferred income received from a customer in 1997.

Cash flows used in investing activities increased by $62.6 million from $21.4 million in the first quarter of 1996 to $84.0 million in the current year quarter. The increase in cash used in investing activities resulted primarily from the increase in capital expenditures related to the Transocean Amirante, Transocean Marianas, the Discoverer Enterprise and the Discoverer Seven Seas.

Cash flows provided by financing activities increased $36.0 million from $1.2 million used in the first quarter of 1996 to $34.8 million provided by in the current year quarter. The increase resulted primarily from borrowings under the project financing agreement, partially offset by repayments on the revolving line of credit and from cash used to reacquire 893,000 shares of common stock.

CAPITAL EXPENDITURES

The Company's investments in its existing fleet and fleet additions announced during 1996 will require significant capital expenditures in future years. The Company spent approximately $83 million in the first quarter of 1997 on capital expenditures. The Company expects total capital expenditures to be approximately $490 million for the year 1997. The purchase and conversion of the Transocean Marianas is expected to require expenditures of approximately $130 million during 1997, which includes $14 million of client requested upgrades. The Discoverer Enterprise project is expected to require capital expenditures of approximately $170 million during 1997 and $80 million during 1998. The Company expects to spend approximately $40 million during 1997 for upgrades to the Transocean Amirante. As with any major construction project that takes place over an extended period of time, actual costs and the timing of such expenditures may vary from initial estimates based on finalization of the design and actual terms of awarded contracts. Expenditures for upgrades and improvements to other rigs in the Company's operating fleet during 1997 are expected to be approximately $150 million.

The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Credit Agreement referred to below and, in the case of the Discoverer Enterprise and Transocean Amirante, financing under the Project Financing Agreement referred to below.

DEBT

CREDIT AGREEMENT AND PROJECT FINANCING AGREEMENT - In connection with the Combination, the Company entered into a secured credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank N.V. (the "Credit Agreement"). Prior to the amendment discussed below, the Credit Agreement provided for borrowing by the Company under a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.35 percent at March 31, 1997) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants and effectively limits the Company's ability to pay dividends based on a specified net worth requirement and an interest coverage ratio. Quarterly principal payments began on the Term Loan Facility on December 31, 1996. The Credit Agreement has a maturity date of July 2002.

In connection with the public offering of the Notes and Debentures as discussed below, the Credit Agreement was amended to, among other things, release all security, convert $140 million of the term loans into revolving loans, and renegotiate the applicable margins over LIBOR and the applicable commitment fees. Following the amendment, the Credit Agreement provides for a $540 million Revolving Credit Facility, with no Term Loan Facility.

In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, the Company entered into a bank financing agreement with a group of banks led by ABN AMRO N.V. ("Project Financing Agreement"). Approximately $340 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66 million is to be repaid by December 31, 1998 or when construction on both vessels is completed. It bears an interest rate of LIBOR plus the same margin applicable to borrowings under the Company's Revolving Credit Facility (0.35 percent at March 31, 1997). The second tranche of $274.5 million bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two vessels (no later than December 31, 1998) by Amoco Exploration and Production Company ("Amoco"), which is contracting the rigs for a period of three to five years following completion. The term financing matures over a period of three to five years based upon Amoco's contract selections. The term financing would also be divided into two tranches, the relative amounts of which will depend on various factors, including Amoco's contract selections for the Discoverer Enterprise and the Transocean Amirante. One tranche of the term financing will be sized based upon, and is expected to be repaid from, the net cash flows generated from the Amoco contracts (the "Amoco Cash Flows"). The Company has the option to accept bank financing for the Amoco Cash Flows at LIBOR plus 0.65 percent or to enter into an uncommitted lease securitization program at commercial paper rates plus approximately 0.28 percent. The second tranche of the term facility is expected to be repaid from Company cash flows to the extent the Amoco Cash Flows do not cover scheduled repayments. The Company has the option to accept bank financing for the Company cash flows at LIBOR plus 1.125 percent for a period of three years and LIBOR plus 1.25 percent thereafter or to enter into a lease securitization at commercial paper rates plus approximately 0.58 percent (as long as the Company's credit rating is BBB- or Baa3 or better).

PUBLIC DEBT OFFERING - In April 1997, the Company completed the public offering and sale of $300 million aggregate principal amount of senior, unsecured debt securities. The securities sold consisted of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00%

Debentures due April 15, 2027 (the "Debentures"). Holders of Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100% of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100% of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures using a discount rate equal to the then-prevailing yield of U.S. treasury notes plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year, commencing October 15, 1997. The indenture and supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to (i) incur indebtedness secured by certain liens, (ii) engage in certain sale/leaseback transactions and
(iii) engage in certain merger, consolidation or reorganization transactions. The net proceeds were used to repay amounts outstanding under the Credit Agreement.

The Company has letters of credit outstanding at March 31, 1997 totaling $11.4 million, which guarantee various insurance and contract bidding activities.

SHELF REGISTRATION

In April 1997, the Company filed with the Securities and Exchange Commission (the "SEC") a $750 million shelf registration statement on Form S-3 for the proposed offering from time to time of debt securities, preferred stock, common stock and warrants to purchase preferred stock or debt securities. The registration statement was declared effective by the SEC on April 11, 1997. The Company sold the Notes and Debentures discussed elsewhere in this quarterly report under this registration statement.

AUTHORIZED STOCK REPURCHASE

In February 1997, the Company repurchased 893,000 shares of its common stock at an average price of $55.89 per share for a total of $49.9 million pursuant to authority previously granted by the Board of Directors. Borrowings from the Revolving Credit Facility were used to fund the repurchase. In May 1997, the Company's Board of Directors authorized the repurchase of up to $200 million shares of its common stock from time to time on the open market or in privately negotiated transactions. The Board of Directors regularly reviews the possibility of repurchasing common stock in light of prevailing stock prices and the financial position of the Company.

DERIVATIVE INSTRUMENTS

The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting.

Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At March 31, 1997, the net market value of open foreign exchange derivative instruments, not qualifying as accounting hedges, all of which expire during 1997, was approximately $(0.3) million. The Company recognized a net pre-tax loss of $1.9 million on such instruments for the three months ended March 31, 1997. The notional amount of such open contracts was not significant at March 31, 1997.

The Company uses interest rate swap agreements and option contracts to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps and options are designated as a hedge of underlying future payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. The fair value of the interest rate swap agreements and option contracts obtained in connection with the Transocean ASA Combination was recorded as of the effective date of the Combination. At March 31, 1997, the net unrealized gain on open interest rate swaps and options was $2.6 million, which has been deferred because the Company intends to maintain these contracts through their maturity.

ACQUISITIONS

The Company regularly reviews possible acquisitions of businesses and drilling units, and may from time to time in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by the Company of a substantial amount of cash and the issuance of a substantial number of shares of common stock. The Company would expect to fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets or common stock, or a combination thereof.

SOURCES OF LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its Credit Agreement, Project Financing Agreement and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments.

ASSET DIVESTITURE

In March 1997, the Company announced its intention to divest certain activities and associated non-core assets within its Drilling Services line of business. The specific activities to be divested include platform drilling, workover and maintenance, as well as engineering and construction services. Revenues generated from the business activities to be divested totaled approximately $110 million during the full year 1996 (including the period prior to the Combination). The Company has retained Oslo-based Pareto Fonds to structure the divested activities into a new corporate entity, which will be sold to investors in Norway and subsequently listed on the Oslo Stock Exchange. In April 1997, the Company established a Norwegian underwriting syndicate to effect the sale. The sale is expected to occur during May 1997, with a listing on the Oslo Stock Exchange to follow in June 1997. The members of the underwriting syndicate have agreed to purchase any shares not sold. The Company estimates that net proceeds from the offering will be approximately $105 million, which will be used to repay debt.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS previously outlined in the Accounting Principles Board Opinion No. 15. The Company plans to adopt this standard in the fourth quarter of 1997. Its adoption is not expected to have a material effect on the financial statements.

FORWARD-LOOKING INFORMATION

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "should" occur, and similar expressions, are also intended to identify forward-looking statements.

Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, uncertainties relating to industry and market conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, political instability in foreign jurisdictions, ability of the Company to integrate newly acquired operations and other factors discussed in this quarterly report and in the Company's other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         The following exhibits are filed in connection with this Report:


NUMBER                           DESCRIPTION

 4.1 First Amendment to Secured Credit Agreement dated as of April 24, 1997 among the Company, the Lenders party thereto, ABN AMRO Bank, as Agent, and the Co-Agents and Documentation Agents listed therein.

 4.2+ Indenture dated as of April 15, 1997 between the Company and Texas Commerce Bank National Association, as trustee (filed as
                 Exhibit 4.1 to the Company's Form 8-K dated April 29, 1997).

 4.3+ First Supplemental Indenture dated as of April 15, 1997 between the Company and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997 (filed as Exhibit 4.2 to the Company's Form 8-K dated
                 April 29, 1997).

 4.4+ Form of Note (filed as Exhibit 4.3 to the Company's Form 8-K dated April 29, 1997).

 4.5+ Form of Debenture (filed as Exhibit 4.4 to the Company's Form 8-K dated April 29, 1997).

 10.1* Long-Term Incentive Plan of Transocean Offshore Inc., as amended and restated effective March 13, 1997.

 27.1            Financial Data Schedule.

___________________
* Compensatory plan or arrangement.
+ Incorporated by reference as indicated.

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ending March 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1997.

                                       TRANSOCEAN OFFSHORE INC.


                                            /s/ ROBERT L. LONG
                                       By: _______________________________
                                            Robert L. Long
                                            Senior Vice President
                                            (Principal Financial Officer)


                                            /s/ BARBARA S. KOUCOUTHAKIS
                                       By: _______________________________
                                            Barbara S. Koucouthakis
                                            Vice President and Controller
                                            (Principal Accounting Officer)