Form 10-Q
period 1997-06-30
TRANSOCEAN OFFSHORE INC
filed 1997-08-13
CIK 314047

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________.

                         COMMISSION FILE NUMBER 1-7746



                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)



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

     As of July 31, 1997, 50,834,293 shares of common stock, par value $.01 per share, of Transocean Offshore Inc. were outstanding.

                           TRANSOCEAN OFFSHORE INC.

                              INDEX TO FORM 10-Q

                          QUARTER ENDED JUNE 30, 1997

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations
            Three and Six Months Ended June 30, 1997 and 1996.............  2

          Condensed Consolidated Balance Sheets
            June 30, 1997 and December 31, 1996...........................  3

          Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1997 and 1996.......................  4

          Notes to Condensed Consolidated Financial Statements............  5

     ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  8


PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................ 17

     ITEM 6. Exhibits and Reports on Form 8-K............................. 17

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

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                 ----------------------  ----------------------
                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------
                                       (In thousands, except per share data)

Operating Revenues               $  208,093  $  108,881  $  427,709  $  190,101
                                 ----------  ----------  ----------  ----------
Costs and Expenses
 Operating and maintenance          132,885      69,050     277,731     126,802
 Depreciation and amortization       25,837       6,300      50,245      12,358
 General and administrative           7,265       3,297      13,044       6,756
                                 ----------  ----------  ----------  ----------
                                    165,987      78,647     341,020     145,916
                                 ----------  ----------  ----------  ----------
Operating Income                     42,106      30,234      86,689      44,185
                                 ----------  ----------  ----------  ----------
Other Income (Expense), Net
 Equity in earnings of joint
  ventures                            2,420       1,423       4,885       2,603
 Interest income                        147       1,189         850       3,694
 Interest expense, net of
  amounts capitalized                (6,029)        (91)    (10,831)       (533)
 Other, net                           1,587       6,488        (613)      7,457
                                 ----------  ----------  ----------  ----------
                                     (1,875)      9,009      (5,709)     13,221
                                 ----------  ----------  ----------  ----------
Income Before Income Taxes           40,231      39,243      80,980      57,406
Income Taxes                         12,315      13,766      25,355      20,104
                                 ----------  ----------  ----------  ----------
Net Income                       $   27,916  $   25,477  $   55,625  $   37,302
                                 ==========  ==========  ==========  ==========

Earnings Per Share of
 Common Stock                    $     0.55  $     0.89  $     1.09  $     1.31
Weighted Average Shares
 Outstanding                         50,707      28,474      50,955      28,455
                                 ----------  ----------  ----------  ----------
Dividends Paid Per Share         $     0.06  $     0.06  $     0.12  $     0.12
                                 ==========  ==========  ==========  ==========


                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                    June 30,     December 31,
                                                      1997           1996
                                                  -----------    -----------
                                               (In thousands, except share data)

                                    ASSETS

Cash and Cash Equivalents                         $    41,156    $    24,154
Accounts Receivable                                   144,576        168,573
Deferred Income Taxes                                  17,317         17,207
Materials and Supplies                                 25,897         26,556
Prepayments                                             8,283          8,913
Other Current Assets                                   18,925          6,843
                                                  -----------    -----------
   Total Current Assets                               256,154        252,246
                                                  -----------    -----------
Investments in and Advances to Joint Ventures          41,183         35,608
Property and Equipment                              1,914,990      1,751,863
Less Accumulated Depreciation                         417,365        381,514
                                                  -----------    -----------
 Property and Equipment, net                        1,497,625      1,370,349
                                                  -----------    -----------
Goodwill, net                                         685,992        763,173
Other Assets                                           40,535         21,838
                                                  -----------    -----------
   Total Assets                                   $ 2,521,489    $ 2,443,214
                                                  ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                  $    53,126    $    67,032
Accrued Income Taxes                                   49,532         57,666
Current Portion of Long-Term Debt                       2,494         28,013
Other Current Liabilities                              61,971         78,767
                                                  -----------    -----------
   Total Current Liabilities                          167,123        231,478
                                                  -----------    -----------
Long-Term Debt                                        516,559        392,322
Deferred Income Taxes                                 153,247        151,980
Other Long-Term Liabilities                            53,082         39,725
                                                  -----------    -----------
   Total Long-Term Liabilities                        722,888        584,027
                                                  -----------    -----------
Preferred Stock, $0.10 par value; 50,000,000
 shares authorized, none issued and outstanding             -              -
Common Stock, $0.01 par value; 150,000,000
 shares authorized, 51,708,472 shares issued,
 including shares in treasury, and 50,815,472
 shares outstanding at June 30, 1997, and
 51,522,985 shares issued and outstanding at
 December 31, 1996                                        517            515
Additional Paid-in Capital                          1,505,290      1,501,159
Retained Earnings                                     175,581        126,035
Less Common Stock in Treasury, at cost;
 893,000 shares at June 30, 1997                      (49,910)             -
                                                  -----------    -----------
   Total Stockholders' Equity                       1,631,478      1,627,709
                                                  -----------    -----------
   Total Liabilities and Stockholders' Equity     $ 2,521,489    $ 2,443,214
                                                  ===========    ===========


                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
                                                              (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $   55,625  $   37,302
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                             50,245      12,358
   Deferred income taxes                                      1,651          93
   Equity in earnings of joint ventures                      (4,885)     (2,603)
   Gain on disposal of assets                                  (332)     (7,768)
   Deferred income                                           20,000           -
   Deferred expenses                                        (10,506)     (1,696)
   Other, net                                               (12,595)      1,436
   Changes in operating assets and liabilities,
    net of effects from divestiture
    Accounts receivable                                     (12,173)     (8,021)
    Accounts payable                                          1,651      (4,040)
    Income taxes receivable/payable, net                     (8,086)      7,092
    Other current assets                                    (13,789)     (3,154)
    Other current liabilities                               (11,097)     (2,705)
                                                         ----------  ----------
Net cash provided by operating activities                    55,709      28,294
                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                      (192,158)    (80,122)
 Divestiture of non-core drilling services activities
  and assets                                                105,584           -
 Cash balances of activities divested                        (6,109)          -
 Proceeds from disposal of assets                               572       3,517
 Joint ventures and other investments                          (527)      3,563
 Other                                                         (878)     (4,150)
                                                         ----------  ----------
Net cash used in investing activities                       (93,516)    (77,192)
                                                         ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds of public debt offering, net                      299,202           -
 Net repayments on revolving credit facility               (143,138)          -
 Proceeds from project financing facility                   137,870           -
 Repayments on term loan facility                          (193,250)          -
 Financing costs                                             (5,208)          -
 Treasury shares purchased                                  (49,910)          -
 Sale of note receivable                                     11,000           -
 Exercise of stock options                                    3,792         644
 Dividends paid                                              (6,079)     (3,414)
 Other, net                                                     530        (873)
                                                         ----------  ----------
Net cash provided by (used in) financing activities          54,809      (3,643)
                                                         ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents         17,002     (52,541)
                                                         ----------  ----------
Cash and Cash Equivalents at Beginning of Period             24,154     112,972
                                                         ----------  ----------
Cash and Cash Equivalents at End of Period               $   41,156  $   60,431
                                                         ==========  ==========


                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- GENERAL

BASIS OF CONSOLIDATION -- The accompanying condensed consolidated financial statements of Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

SUPPLEMENTARY CASH FLOW INFORMATION -- Cash payments for interest and income taxes, net were $13.1 million and $31.8 million, respectively, for the six months ended June 30, 1997 and $1.1 million and $12.9 million, respectively, for the six months ended June 30, 1996.

GOODWILL -- Goodwill is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of June 30, 1997 totaled $16.2 million (see Note 2).

CAPITALIZED INTEREST -- Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $4.8 million and $7.7 million for the three and six months ended June 30, 1997 and $0.5 million and $0.6 million in the corresponding periods of 1996.

RECLASSIFICATIONS -- Certain reclassifications have been made to prior period amounts to conform with the current period's presentation. Combining adjustments were made to classify various statement of operations and balance sheet items consistently upon combination with Transocean ASA (see Note 2).

INTERIM FINANCIAL INFORMATION -- The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

NOTE 2 -- BUSINESS COMBINATION

The Company acquired over 99 percent of the outstanding capital shares of Transocean ASA, a Norwegian company, pursuant to an exchange offer for Company common stock and cash completed in September 1996 and subsequent purchases of Transocean ASA shares in November and December 1996 (the "Combination"). All remaining outstanding shares were purchased in July 1997. The total purchase price was approximately $1.5 billion. The Combination was deemed effective for accounting purposes as of September 1, 1996. The purchase price allocation is based on preliminary estimates and may be revised at a later date.

In May 1997, the Company divested certain activities and associated non-core assets within its drilling services line of business originally acquired in the Combination by spinning off a new corporate entity, Procon Offshore ASA, which was sold to investors in Norway. The divestiture had no material effect on the financial results of the Company. The net proceeds from the sale were approximately $106 million, goodwill was reduced by approximately $68 million and no gain or loss was recognized on the sale.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1997 includes the operating results of Transocean ASA. Unaudited pro forma consolidated operating results of the Company and Transocean ASA for the six months ended June 30, 1996, assuming the acquisition had been made as of January 1, 1996, are summarized as follows:

                                             Six Months Ended
                                               June 30, 1996
                                             ----------------
                                    (In millions, except per share data)

   Operating revenues                           $   372.9

   Income from continuing operations                  6.1
   Income from discontinued operations               33.7
                                                ---------
   Net income                                   $    39.8
                                                =========

   Earnings per share:
   Income from continuing operations            $    0.12
   Income from discontinued operations               0.66
                                                ---------
   Net income                                   $    0.78
                                                =========

Pro forma net income from discontinued operations for the six months ended June 30, 1996 includes a $51 million pre-tax gain on the sale of a Transocean ASA discontinued business segment, which was disposed of in June 1996 prior to the Combination.

NOTE 3 -- CONSTRUCTION IN PROGRESS

The Company made significant capital additions during the first half of 1997 in connection with its previously announced fleet additions and upgrades. During the first six months of 1997 the Company spent $38.9 million on the conversion of a multi-service vessel to a semisubmersible drilling rig, to be named "Transocean Marianas", $54.8 million on the construction of a new deepwater drillship, to be named "Discoverer Enterprise" and $33.1 million on the upgrade of the semisubmersible drilling rig, Transocean Amirante. In addition the Company spent $22.9 million and $17.2 million on capital upgrades to the drillship Discoverer Seven Seas and the semisubmersible Transocean Leader (previously named the Transocean No. 8), respectively.

NOTE 4 -- DEBT

Debt is comprised of the following:
                                                    June 30,     December 31,
                                                      1997          1996
                                                   -----------   -----------
                                                        (In thousands)

   Debentures, net                                 $   199,202   $         -
   Notes                                               100,000             -
   Revolving Credit Facility                            50,623       193,761
   Term Loan Facility                                        -       193,250
   Project Financing Agreement                         137,870             -
   Notes Payable                                        30,000        30,000
   Other                                                 1,358         3,324
                                                   -----------   -----------
   Total Debt                                          519,053       420,335
   Less Current Maturities                               2,494        28,013
                                                   -----------   -----------
   Total Long-Term Debt                            $   516,559   $   392,322
                                                   ===========   ===========

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PUBLIC DEBT OFFERING -- In April 1997, the Company completed the public offering and sale of $300 million aggregate principal amount of senior, unsecured debt securities. The securities sold consisted of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00% Debentures due April 15, 2027 (the "Debentures"). Holders of Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100% of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100% of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures, using a discount rate equal to the then-prevailing yield of U.S. treasury notes plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year, commencing October 15, 1997. The indenture and supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to (i) incur indebtedness secured by certain liens, (ii) engage in certain sale/leaseback transactions and (iii) engage in certain merger, consolidation or reorganization transactions. The net proceeds were used to repay amounts outstanding under the Company's term loan and revolving credit facilities.

TERM LOAN AND REVOLVING CREDIT FACILITIES -- In connection with the Combination, the Company entered into a secured credit agreement, dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank N.V. (the "Credit Agreement"). The Credit Agreement initially provided for borrowing by the Company under (i) a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and (ii) a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). In connection with the public offering of the Notes and Debentures, the Credit Agreement was amended to, among other things, release all security, convert $140 million of the term loans into revolving loans, and renegotiate the applicable margins over LIBOR and the applicable commitment fees. Following the amendment, the Credit Agreement provides for a $540 million Revolving Credit Facility, with no Term Loan Facility. Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a specified margin that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating.

PROJECT FINANCING AGREEMENT -- In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, Transocean Enterprise Inc., a wholly owned subsidiary of the Company, entered into a bank financing agreement, dated as of December 27, 1996 with a group of banks led by ABN AMRO Bank N.V. (the "Project Financing Agreement"). Approximately $340.5 million is available for drawdowns during the construction period. Amounts outstanding bear interest at LIBOR plus a specified margin.

NOTE 5 -- CAPITAL STOCK

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

OVERVIEW

Transocean Offshore Inc. is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. The Company currently owns, has ownership interests in or operates 30 mobile offshore drilling rigs. Transocean's fleet consists of seven fourth-generation semisubmersibles, fourteen second- and third-generation semisubmersibles, three drillships and six jackup rigs. In addition, the Company has under construction a new technologically advanced, ultra-deepwater drillship, to be called the "Discoverer Enterprise". The Company contracts these drilling rigs, related equipment and work crews at a contractually determined price per day (dayrate) to drill offshore wells. The Company also provides other drilling services on a dayrate, cost plus, footage or lump sum basis, including the drilling of wells to a specified depth for a fixed price.

During 1996, the Company acquired over 99 percent of the outstanding capital shares of Transocean ASA, a Norwegian company, pursuant to an exchange offer for Company common stock and cash completed in September 1996 and subsequent purchases of Transocean ASA shares in November and December 1996 (the "Combination"). All remaining outstanding shares were purchased in July 1997. The total purchase price was approximately $1.5 billion. The Combination was deemed effective for accounting purposes as of September 1, 1996. In May 1997, the Company divested certain activities and non-core assets within its drilling services line of business originally acquired in the Combination. The divestiture had no material effect on the financial results of the Company.

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

                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                    ----------------------  ----------------------
                                                       1997        1996        1997        1996
                                                    ----------  ----------  ----------  ----------
                                                                    (In thousands)
OPERATING REVENUES (a)
Mobile Units
 U.S. Gulf of Mexico                                $   46,872  $   38,617  $   85,978  $   64,312
 North Sea and Europe                                   83,121      23,272     167,713      46,735
 Other Western Hemisphere                                2,769       6,168       9,704      12,309
 Other Eastern Hemisphere                               20,234       5,667      38,021      11,468
                                                    ----------  ----------  ----------  ----------
                                                       152,996      73,724     301,416     134,824
                                                    ----------  ----------  ----------  ----------
Drilling Services
 U.S. Gulf of Mexico                                    15,834      11,295      37,261      18,057
 North Sea and Europe                                   39,058       2,513      87,483       6,384
 Other Western Hemisphere                                    -      12,536       1,100      14,403
 Other Eastern Hemisphere                                  205       8,813         449      16,433
                                                    ----------  ----------  ----------  ----------
                                                        55,097      35,157     126,293      55,277
                                                    ----------  ----------  ----------  ----------
Total Revenues                                      $  208,093  $  108,881  $  427,709  $  190,101
                                                    ==========  ==========  ==========  ==========
OPERATING INCOME (LOSS) (b)
Mobile Units
 U.S. Gulf of Mexico                                $   25,400    $ 21,211    $ 49,009    $ 28,624
 North Sea and Europe                                   12,677       5,405      25,542      10,943
 Other Western Hemisphere                                  756         846       3,484       2,040
 Other Eastern Hemisphere                                8,581       2,221      18,264       4,258
 Other                                                  (2,143)     (1,945)     (5,556)     (3,473)
                                                    ----------  ----------  ----------  ----------
                                                        45,271      27,738      90,743      42,392
                                                    ----------  ----------  ----------  ----------
Drilling Services
 U.S. Gulf of Mexico                                       448       1,586         786       2,487
 North Sea and Europe                                    4,167         754       9,695       1,725
 Other Western Hemisphere                                  (89)      2,726        (742)      3,020
 Other Eastern Hemisphere                                   15         997         138       2,081
 Other                                                    (296)       (258)       (570)       (599)
                                                    ----------  ----------  ----------  ----------
                                                         4,245       5,805       9,307       8,714
                                                    ----------  ----------  ----------  ----------
Corporate Expenses                                      (7,410)     (3,309)    (13,361)     (6,921)
                                                    ----------  ----------  ----------  ----------
Operating Income                                    $   42,106  $   30,234  $   86,689  $   44,185
                                                    ==========  ==========  ==========  ==========

  (a) Intersegment eliminations are not material.
  (b) Amounts shown are after applicable depreciation and amortization.

Quarter ended June 30, 1997, compared to Quarter ended June 30, 1996

Revenues increased to $208.1 million for the quarter ended June 30, 1997 up from $108.9 million for the prior year quarter, an increase of $99.2 million or 91 percent. Operating income increased by $11.9 million or 39 percent, up from $30.2 million in the second quarter of 1996 to $42.1 million in the current year quarter. Net income for the second quarter of 1997 was $27.9 million, up from $25.5 million for the second quarter of 1996, an increase of $2.4 million or 9 percent. The increases in 1997 resulted primarily from increased dayrates and the inclusion of the Transocean ASA results following the Combination, partially offset by higher interest costs. The second quarter of 1996 also included a $4.3 million after-tax gain on the disposal of a jackup rig. The weighted-average number of shares was 50.7 million and 28.5 million for the quarters ended June 30, 1997 and 1996, respectively. The increase was primarily due to the shares issued in the Combination.

Revenues and operating income from Mobile Units increased significantly in the second quarter of 1997 compared to the prior year quarter. In the U.S. Gulf of Mexico, the increases resulted primarily from higher dayrates earned during the current quarter. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination. The decrease in Other Western Hemisphere is due to a drillship moving to the U.S. Gulf of Mexico in early 1997 for an upgrade and future operations, partially offset by operations added through the Combination. The increases in Other Eastern Hemisphere resulted primarily from the results of rigs added through the Combination, higher dayrates earned during the current year quarter and full utilization of one jackup rig which was stacked during the 1996 quarter.

Revenues from Drilling Services increased during the second quarter of 1997 compared to the same period in 1996 while operating income decreased during the same period. In the U.S. Gulf of Mexico, the increase in revenues resulted primarily from higher revenues earned on turnkey wells completed during the current quarter over the same number of wells completed in the prior year quarter. Operating income in the U.S. Gulf of Mexico decreased slightly in the second quarter of 1997 over the prior year quarter primarily due to losses from turnkey operations. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination, as well as a higher level of services provided during the second quarter of 1997 over the prior year quarter. The decreases in Other Eastern Hemisphere resulted primarily from services provided in Qatar and Senegal during the second quarter of 1996 that were not performed in the current year quarter. The Other Western Hemisphere earned no revenues as the first well of a three-well turnkey drilling package in Mexico was in progress during the second quarter of 1997, while turnkey services were completed in Mexico in the prior year quarter.

Corporate expenses increased $4.1 million, from $3.3 million in the second quarter of 1996 to $7.4 million in the current year quarter primarily due to increased costs to integrate and manage a larger organization. The corporate organization expanded to accommodate the overall growth of the Company as a result of the Combination and the increased activity in the industry, including major new construction programs, increased recruiting and training activity and upgrade and expansion of communication and data processing systems.

Depreciation and amortization expense increased in the 1997 period over 1996 primarily due to additional depreciation relating to the Transocean ASA property and equipment and $4.8 million of amortization of goodwill relating to the Combination.

Other income (expense) decreased from income of $9.0 million in the second quarter of 1996 to expense of $1.9 million in the current year quarter. The second quarter of 1996 included a $6.6 million pre-tax ($4.3 million or $0.15 per share after-tax) gain on the disposal of the jackup rig Offshore Bahram. Additionally, interest income decreased in the second quarter of 1997 as a result of lower average cash balances and higher net interest expense due primarily to debt incurred relating to the Combination. Partially offsetting these decreases was higher equity in earnings of joint ventures, resulting primarily from higher dayrates earned on two rigs owned by a corporation in which the Company has a 25 percent interest.

Six Months ended June 30, 1997, compared to Six Months ended June 30, 1996

Revenues increased to $427.7 million for the six months ended June 30, 1997 up from $190.1 million for the prior year period, an increase of $237.6 million or 125 percent. Operating income increased by $42.5 million or 96 percent, up from $44.2 million in the first six months of 1996 to $86.7 million in the current year period. Net income for the first six months of 1997 was $55.6 million, up from $37.3 million for the same period of 1996, an increase of $18.3 million or 49 percent. The increases in 1997 resulted primarily from increased dayrates and the inclusion of the Transocean ASA results following the Combination partially offset by a decrease in other income (expense). The weighted-average number of shares was 51.0 million and 28.5 million for the six months ended
June 30, 1997 and 1996, respectively. The increase was primarily due to the shares issued in the Combination.

Revenues and operating income from Mobile Units increased significantly in the first six months of 1997 compared to the prior year period. In the U.S. Gulf of Mexico, the increases resulted primarily from higher dayrates earned. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination. The decrease in Other Western Hemisphere is due to a drillship moving to the U.S. Gulf of Mexico in early 1997 for an upgrade and future operations, partially offset by operations added through the Combination. The increases in Other Eastern Hemisphere resulted primarily from the results of rigs added through the Combination, higher dayrates earned during the current period and full utilization of one jackup rig which was stacked during the 1996 period.

Revenues and operating income from Drilling Services increased during the first six months of 1997 compared to the same period in 1996. In the U.S. Gulf of Mexico, the increase in revenues resulted primarily from a higher number of turnkey wells completed during the current period compared to the prior year. Operating income in the U.S. Gulf of Mexico decreased in the first six months of 1997 over the prior year period primarily due to losses from turnkey operations. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination, as well as a higher level of services provided during the second quarter of 1997 over the prior year quarter. The decreases in Other Eastern Hemisphere resulted primarily from services provided in Qatar and Senegal during 1996 that were not performed in the current year period. The Other Western Hemisphere saw decreases as the first well of a three-well turnkey drilling package in Mexico was in progress during the second quarter of 1997, while turnkey services were completed in Mexico in the prior year.

Corporate expenses increased $6.5 million, from $6.9 million in the first six months of 1996 to $13.4 million in the current year period primarily due to increased costs to integrate and manage a larger organization. The corporate organization expanded to accommodate the overall growth of the Company as a result of the Combination and the increased activity in the industry, including major new construction programs, increased recruiting and training activity and upgrade and expansion of communication and data processing systems.

Depreciation and amortization expense increased in the 1997 period over 1996 primarily due to additional depreciation relating to the Transocean ASA property and equipment and $9.6 million of amortization of goodwill relating to the Combination.

Other income (expense) decreased from income of $13.2 million in the first six months of 1996 to expense of $5.7 million in the current year period. The decrease resulted from several factors. During 1997, the Company recognized lower interest income due to lower average cash balances and higher net interest expense due primarily to debt incurred relating to the Combination. Other expense in 1997 included $1.9 million in losses on the mark-to-market adjustment on open foreign exchange derivative instruments while 1996 included a $6.6 million pre-tax gain on the disposal of a jack-up rig. Higher equity in earnings of joint ventures resulted primarily from higher dayrates earned on two rigs owned by a corporation in which the Company has a 25 percent interest.

Income tax expense increased by $5.3 million due primarily to higher pre-tax earnings in the first half of 1997 over the same period in 1996.

MARKET OUTLOOK

The increased demand and higher dayrates for rigs in the deepwater and harsh-environment markets that began in 1995 continued into the second quarter of 1997. The improvements in these markets are due in part to technological advances that improved the economics of offshore exploration and development, as well as the greater availability of attractive concessions in markets throughout the world. Operators are showing more interest in deepwater areas worldwide, including the U.S. Gulf of Mexico, and in some of the North Sea's more demanding locations, particularly the harsh-environment areas west of Shetlands and northern areas offshore Norway. As a result of the improved market conditions, rigs are being contracted under longer term agreements at higher dayrates, with customers often paying for upgrades to the rigs to operate in more challenging conditions. In response to the demands of its customers, the Company is also providing a variety of drilling services, including well planning, engineering and management through integrated service teams.

Historically, the contract drilling market has been highly competitive and cyclical; thus, the Company cannot predict the extent to which the current market conditions will continue. In addition, as a result of improved market conditions, a number of drilling contractors are upgrading existing rigs or constructing new rigs that will be capable of competing with the Company's deepwater and harsh-environment rigs. Although most of these rigs are being built pursuant to long-term contract commitments, there can be no assurance that, upon the expiration of such contracts and the contracts for the Company's rigs, then-current market conditions will be favorable and that current high utilization rates will continue.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Cash flows provided by operations for the six months ended June 30, 1997 increased to $55.7 million, up from $28.3 million for the six months ended June 30, 1996, an increase of $27.4 million. The increase in cash provided by operations was primarily due to the increase in net income.

Cash flows used in investing activities increased by $16.3 million from $77.2 million in the first six months of 1996 to $93.5 million in the current year period. The increase in cash used in investing activities resulted primarily from the increase in capital expenditures relating to the Company's rig construction and upgrades, partially offset by proceeds from the divestiture of certain non-core drilling services activities and assets.

Cash flows provided by financing activities increased $58.4 million from $3.6 million used in the first six months of 1996 to $54.8 million provided in the current year period. The increase resulted primarily from the public debt offering and borrowings under the project financing agreement both of which are discussed below, partially offset by repayments on revolving credit facilities and from cash used to reacquire 893,000 shares of the Company's common stock.

CAPITAL EXPENDITURES

The Company's investments in its existing fleet and fleet additions announced during 1996 continue to require significant capital expenditures. The Company spent approximately $192 million in the first six months of 1997 on capital expenditures. The Discoverer Enterprise project is expected to require capital expenditures of approximately $115 million during the remainder of 1997 and $85 million during 1998. The Company expects to spend approximately $10 million during the remainder of 1997 on the upgrade to the Transocean Amirante. The upgrades of the Discoverer Seven Seas and the Transocean Leader are expected to require capital expenditures of approximately $20 million and $45 million, respectively, during the remainder of 1997. Expenditures for upgrades and improvements to other rigs in the Company's operating fleet during the remainder of 1997 are expected to be approximately $45 million.

The conversion of the Company's semisubmersible rig, to be named the "Transocean Marianas", was expected to require additional capital expenditures of approximately $95 million; however, the rig was damaged by a fire that broke out on board the rig on July 18, 1997. The cause of the fire, which damaged the rig's electrical system but resulted in no major structural damage to the rig and no injury to personnel, remains under investigation. The Transocean Marianas conversion project was expected to have been completed during the fourth quarter of 1997 followed by the commencement of a five-year contract with Shell Offshore Inc. As a result of the fire, it is expected that completion of the project will be delayed until the second half of 1998. The actual length of the delay and the amount of remaining capital expenditures in 1997 and 1998 will not be known until a full assessment of damage to the rig is completed. The Company believes that the costs to repair the damage caused by the fire are fully insured.

The Company expects total capital expenditures to be approximately $315 million for the remainder of 1997 (assuming $80 million for the Transocean Marianas).
As with any major construction project that takes place over an extended period of time, actual costs and the timing of such expenditures may vary from initial estimates based on finalization of the design and actual terms of awarded contracts. The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Credit Agreement (defined below) and, in the case of the Discoverer Enterprise and Transocean Amirante, financing under the Project Financing Agreement (defined below).

DEBT

CREDIT AGREEMENT AND PROJECT FINANCING AGREEMENT -- In connection with the Combination, the Company entered into a secured credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank N.V. (the "Credit Agreement"). Prior to the amendment discussed below, the Credit Agreement provided for borrowing by the Company under a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at June 30, 1997) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants and effectively limits the Company's ability to pay dividends based on a specified net worth requirement and an interest coverage ratio. Quarterly principal payments began on the Term Loan Facility on December 31, 1996. The Credit Agreement has a maturity date of July 2002.

In connection with the public offering of the debt securities discussed below, the Credit Agreement was amended to, among other things, release all security, convert $140 million of the term loans into revolving loans, and renegotiate the applicable margins over LIBOR and the applicable commitment fees. Following the amendment, the Credit Agreement provides for a $540 million Revolving Credit Facility, with no Term Loan Facility.

In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, the Company entered into a bank financing agreement with a group of banks led by ABN AMRO N.V. ("Project Financing Agreement"). Approximately $340 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66 million is to be repaid by December 31, 1998 or when construction on both vessels is completed. It bears an interest rate of LIBOR plus a margin (0.35 percent at June 30, 1997). The second tranche of $274.5 million bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two vessels (no later than December 31, 1998) by Amoco Exploration and Production Company ("Amoco"), which is contracting the rigs for a period of five years following completion. The term financing would mature over a period of five years. The term financing would also be divided into two tranches, the relative amounts of which would depend on various factors. One tranche of the term financing would be sized based upon and repaid from the net cash flows generated from the Amoco contracts (the "Amoco Cash Flows"). The Company has the option to accept bank financing for the Amoco Cash Flows at LIBOR plus 0.65 percent or to enter into an uncommitted lease securitization program at commercial paper rates plus approximately 0.28 percent. The second tranche of the term facility would be repaid from Company cash flows to the extent the Amoco Cash Flows do not cover scheduled repayments. The Company has the option to accept bank financing for the Company cash flows at LIBOR plus 1.125 percent for a period of three years and LIBOR plus 1.25 percent thereafter or to enter into a lease securitization at commercial paper rates plus approximately 0.58 percent (as long as the Company's credit rating is BBB- or Baa3 or better).

PUBLIC DEBT OFFERING -- In April 1997, the Company completed the public offering and sale of $300 million aggregate principal amount of senior, unsecured debt securities. The securities sold consisted of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00% Debentures due April 15, 2027 (the "Debentures"). Holders of Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100% of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100% of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures using a discount rate equal to the then-prevailing yield of U.S. treasury notes plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year, commencing October 15, 1997. The indenture and supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to (i) incur indebtedness secured by certain liens, (ii) engage in certain sale/leaseback transactions and (iii) engage in certain merger, consolidation or reorganization transactions. The net proceeds were used to repay amounts outstanding under the Credit Agreement.

The Company has letters of credit outstanding at June 30, 1997 totaling $5.8 million, which guarantee various insurance and contract bidding activities.

SHELF REGISTRATION

In April 1997, the Company filed with the Securities and Exchange Commission (the "SEC") a $750 million shelf registration statement on Form S-3 for the proposed offering from time to time of debt securities, preferred stock, common stock and warrants to purchase preferred stock or debt securities. The registration statement was declared effective by the SEC on April 11, 1997. The Company sold the Notes and Debentures under this registration statement.

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

Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At June 30, 1997, the net market value of open foreign exchange derivative instruments, not qualifying as accounting hedges, all of which expire during 1997, was approximately $(0.4) million. The Company recognized a net pre-tax loss of $1.9 million on such instruments for the six months ended
June 30, 1997. The notional amount of such open contracts was not material at June 30, 1997.

The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At June 30, 1997, the net unrealized gain on open interest rate swaps was $0.4 million, which has been deferred because the Company intends to maintain these contracts through their maturities. During the second quarter of 1997 the Company closed out certain interest rate options and swaps when they ceased to be an effective hedge, recognizing a loss of approximately $0.4 million.

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

In anticipation of future opportunities to provide new deepwater rigs, the Company has recently obtained an option which will allow it to acquire a large tanker that the Company believes is uniquely suited for conversion to an ultra-deepwater drilling rig.

SOURCES OF LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its Credit Agreement, Project Financing Agreement and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments.

ASSET DIVESTITURE

In May 1997, the Company divested certain non-core activities and associated assets within its drilling services line of business originally acquired in the Combination by spinning off a new corporate entity, Procon Offshore ASA, which was sold to investors in Norway. The net proceeds from the sale were approximately $106 million, goodwill was reduced by approximately $68 million and no gain or loss was recognized on the sale.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS previously outlined in the Accounting Principles Board Opinion No. 15. The Company plans to adopt this standard in the fourth quarter of 1997. Its adoption is not expected to have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income.
This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company plans to adopt this standard in the first quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements.

Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company plans to adopt this standard in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  The Company and Global Marine Inc. ("Global Marine") are parties to an agreement pursuant to which the Company participates in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participates in the cash flow from the one of the Company's jackup drilling rigs, the Transocean Nordic. Global Marine has initiated arbitration proceedings against the Company in Norway with respect to various disputed matters under the agreement, including the distribution of revenues from the rigs and whether the Company's acquisition of Transocean ASA may have given rise to a right of first refusal on the part of Global Marine to purchase the Transocean Nordic. The Company believes that Global Marine's claims are without merit and that the outcome of the arbitration process will have no material adverse effect on the Company's operations or financial position.

  The Company is party to a contract with Kvaerner Installasjon as ("Kvaerner") in Norway pursuant to which Kvaerner is performing modification and refurbishment work on one of the Company's fourth-generation semisubmersible drilling rigs, the Transocean Leader. Disputes have arisen with respect to the work performed and the amount owed with respect to such work. The amount in dispute is approximately $26 million. The Company will post a letter of credit for approximately $30 million pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. The parties are continuing to discuss the matter, and the Company is unable to predict at this time the ultimate outcome of such discussions or any resulting judicial process; however, the Company believes Kvaerner's claims are without merit and that the outcome of the dispute will have no material adverse effect on the Company's operations or financial position.


ITEM 6.  EXHIBITS AND REPORTS

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:


NUMBER                       DESCRIPTION
------                       -----------

 27.1       Financial Data Schedule.

    (b)     Reports on Form 8-K

            The Company filed a Current Report on Form 8-K on April 2, 1997 reporting under Item 7. thereof certain pro forma financial information for the year ended December 31, 1996 relating to the Company's acquisition of Transocean ASA.

            The Company filed a Current Report on Form 8-K on April 29, 1997 reporting under Item 5. thereof the completion of the Company's public offering of $300,000,000 aggregate principal amount of debt securities and including as exhibits certain documents relating thereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.

                                         TRANSOCEAN OFFSHORE INC.



                                         By:  /s/ Robert L. Long
                                             __________________________________
                                             Robert L. Long
                                             Senior Vice President
                                             (Principal Financial Officer)



                                         By:  /s/ Barbara S. Koucouthakis
                                             __________________________________
                                             Barbara S. Koucouthakis
                                             Vice President and Controller
                                             (Principal Accounting Officer)