Form 10-Q
period 1997-09-30
TRANSOCEAN OFFSHORE INC
filed 1997-11-12
CIK 314047

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          -------------------------

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _____________.

                         COMMISSION FILE NUMBER 1-7746

                          -------------------------


                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)

                          -------------------------

               DELAWARE                                72-0464968
  (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)               Identification No.)


           4 GREENWAY PLAZA
            HOUSTON, TEXAS                                  77046
(Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  (713) 871-7500

                          -------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      -----

     As of October 31, 1997, 100,911,238 shares of common stock, par value $.01 per share, of Transocean Offshore Inc. were outstanding.

-------------------------------------------------------------------------------

                           TRANSOCEAN OFFSHORE INC.

                              INDEX TO FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1997


                                                                          Page


PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 1997 and 1996.....  2

          Condensed Consolidated Balance Sheets
             September 30, 1997 and December 31, 1996....................  3

          Condensed Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1997 and 1996...............  4

          Notes to Condensed Consolidated Financial Statements...........  5

     ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................  9


PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings........................................... 19

     ITEM 6. Exhibits and Reports on Form 8-K............................ 20

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

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended        Nine Months Ended
                                                       September 30,           September 30,
                                                 ----------------------  ----------  -------------
                                                    1997        1996        1997          1996
                                                 ----------  ----------  ----------  -------------
                                                       (In thousands, except per share data)

Operating Revenues                                $223,201    $136,926    $650,910        $327,027
--------------------------------------------------------------------------------------------------
Costs and Expenses
 Operating and maintenance                         129,670      89,724     407,401         216,526
 Depreciation and amortization                      26,001      10,587      76,246          22,945
 General and administrative                          6,591       4,014      19,635          10,770
--------------------------------------------------------------------------------------------------
                                                   162,262     104,325     503,282         250,241
--------------------------------------------------------------------------------------------------

Operating Income                                    60,939      32,601     147,628          76,786
--------------------------------------------------------------------------------------------------

Other Income (Expense), Net
 Equity in earnings of joint ventures                3,248       1,222       8,133           3,825
 Interest income                                       743       1,492       1,593           5,186
 Interest expense, net of amounts capitalized       (5,671)     (2,315)    (16,502)         (2,848)
 Other, net                                         (1,298)        148      (1,911)          7,605
--------------------------------------------------------------------------------------------------
                                                    (2,978)        547      (8,687)         13,768
--------------------------------------------------------------------------------------------------

Income Before Income Taxes                          57,961      33,148     138,941          90,554

Income Taxes                                        18,842      11,605      44,197          31,709
--------------------------------------------------------------------------------------------------

Net Income                                        $ 39,119    $ 21,543    $ 94,744        $ 58,845
==================================================================================================

Earnings Per Share of Common Stock                $   0.39    $   0.31    $   0.93        $   0.96

Weighted Average Shares Outstanding                101,531      70,419     101,782          61,445
--------------------------------------------------------------------------------------------------

Dividends Paid Per Share                          $   0.03    $   0.03    $   0.09        $   0.09
==================================================================================================

                           See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                September 30,  December 31,
                                                                                    1997           1996
                                                                                -----------    -----------
                                                                             (In thousands, except share data)
                          ASSETS
Cash and Cash Equivalents                                                        $   50,599   $   24,154
Accounts Receivable                                                                 159,745      168,573
Deferred Income Taxes                                                                18,641       17,207
Materials and Supplies                                                               26,688       26,556
Prepayments                                                                          14,365        8,913
Other Current Assets                                                                  4,319        6,843
--------------------------------------------------------------------------------------------------------
 Total Current Assets                                                               274,357      252,246
--------------------------------------------------------------------------------------------------------

Investments in and Advances to Joint Ventures                                        44,322       35,608

Property and Equipment                                                            2,036,191    1,751,863
Less Accumulated Depreciation                                                       445,425      381,514
--------------------------------------------------------------------------------------------------------
 Property and Equipment, net                                                      1,590,766    1,370,349
--------------------------------------------------------------------------------------------------------
Goodwill, net                                                                       697,748      763,173
Other Assets                                                                         47,960       21,838
--------------------------------------------------------------------------------------------------------
 Total Assets                                                                    $2,655,153   $2,443,214
========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts Payable                                                                 $   62,489   $   67,032
Accrued Income Taxes                                                                 52,527       57,666
Current Portion of Long-Term Debt                                                     4,796       28,013
Other Current Liabilities                                                            74,486       78,767
--------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                          194,298      231,478
--------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                      619,097      392,322
Deferred Income Taxes                                                               166,195      151,980
Other Long-Term Liabilities                                                          50,906       39,725
--------------------------------------------------------------------------------------------------------
 Total Long-Term Liabilities                                                        836,198      584,027
--------------------------------------------------------------------------------------------------------

Preferred Stock, $0.10 par value; 50,000,000 shares authorized,
 none issued and outstanding                                                              -            -
Common Stock, $0.01 par value; 150,000,000 shares authorized,
 103,697,238 shares issued, including shares in treasury,
 and 100,911,238 shares outstanding at September 30, 1997,
 and 103,045,970 shares issued and outstanding at
 December 31, 1996                                                                    1,037          515
Additional Paid-in Capital                                                        1,508,792    1,501,159
Retained Earnings                                                                   211,136      126,035
Less Common Stock in Treasury, at cost;
 2,786,000 shares at September 30, 1997                                             (96,308)           -
--------------------------------------------------------------------------------------------------------
 Total Stockholders' Equity                                                       1,624,657    1,627,709
--------------------------------------------------------------------------------------------------------
 Total Liabilities and Stockholders' Equity                                      $2,655,153   $2,443,214
========================================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    ---------------------
                                                                       1997        1996
                                                                    ----------  ---------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                         $  94,744   $  58,845
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                       76,246      22,945
   Deferred income taxes                                                4,886      (4,135)
   Equity in earnings of joint ventures                                (8,133)     (3,825)
   Gain on disposal of assets                                            (295)     (7,829)
   Deferred income                                                     17,670           -
   Deferred expenses                                                  (14,980)     (1,440)
   Other, net                                                         (15,360)      2,167
   Changes in operating assets and liabilities,
    net of effects from divestiture
    Accounts receivable                                               (28,517)    (21,769)
    Accounts payable                                                   11,013       2,180
    Income taxes receivable/payable, net                               (5,091)      2,629
    Other current assets                                               (7,485)      4,692
    Other current liabilities                                          (3,428)    (12,410)
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                             121,270      42,050
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                (307,243)   (126,664)
 Divestiture of non-core drilling services activities and assets      105,584           -
 Cash balances of activities divested                                  (6,109)          -
 Cash acquired in Transocean ASA combination, net                           -      49,411
 Combination with Transocean ASA                                         (756)   (208,603)
 Proceeds from disposal of assets                                         891      11,820
 Distributions from (investment in) joint ventures, net                  (419)      3,738
 Other                                                                   (831)        276
-----------------------------------------------------------------------------------------
Net cash used in investing activities                                (208,883)   (270,022)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds of public debt offering, net                                299,209           -
 Net borrowings (repayments) on revolving credit facility             (88,761)     96,300
 Proceeds from project financing facility                             188,428           -
 Repayments on term loan facility                                    (193,250)          -
 Proceeds from term loan facility                                           -     200,000
 Repayment of debt assumed in Transocean ASA combination                    -    (124,000)
 Financing costs                                                       (5,210)     (8,633)
 Treasury shares purchased                                            (96,308)          -
 Sale of note receivable                                               11,000           -
 Exercise of stock options                                              7,101       2,067
 Dividends paid                                                        (9,124)     (5,116)
 Other, net                                                               973      (1,830)
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                             114,058     158,788
-----------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                   26,445     (69,184)
-----------------------------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                       24,154     112,972
-----------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                          $  50,599   $  43,788
=========================================================================================

                            See accompanying notes.

                   TRANOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

STOCK SPLIT - In August 1997, the Board of Directors declared a two-for-one stock split to be effected in the form of a 100% stock dividend. The dividend was paid September 19, 1997 to stockholders of record on September 5, 1997. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of shares of common stock issued and outstanding as a result of the dividend.

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $18.7 million and $44.5 million, respectively, for the nine months ended September 30, 1997 and $4.6 million and $33.0 million, respectively, for the nine months ended September 30, 1996. Non-cash financing activities for the nine months ended September 30, 1996 included $1.198 billion for the issuance of 45.8 million shares of common stock in connection with the Company's combination with Transocean ASA. Non-cash investing activities for the nine months ended September 30, 1996 included $1.349 billion of net assets acquired in the combination with Transocean ASA (see Note 2).

GOODWILL - Goodwill is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of September 30, 1997 totaled $20.6 million (see Note 2).

CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $5.2 million and $12.9 million for the three and nine months ended September 30, 1997 and $0.9 million and $1.5 million in the corresponding periods of 1996.

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

                   TRANOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS COMBINATION

The Company acquired over 99 percent of the outstanding capital shares of Transocean ASA, a Norwegian company, pursuant to an exchange offer for the Company's common stock and cash completed in September 1996 and subsequent purchases of Transocean ASA shares in November and December 1996 (the "Combination"). All remaining outstanding shares were purchased in July 1997. The total purchase price was approximately $1.5 billion. The Combination was deemed effective for accounting purposes as of September 1, 1996.

In May 1997, the Company divested certain activities and associated non-core assets within its drilling services line of business originally acquired in the Combination by selling the shares of a new corporate entity, Procon Offshore ASA, to investors in Norway. The divestiture had no material effect on the financial results of the Company. The net proceeds from the sale were approximately $106 million, goodwill was reduced by approximately $68 million and no gain or loss was recognized on the sale.

The accompanying Condensed Consolidated Statement of Operations reflects the operating results of Transocean ASA since the effective date of the Combination. Unaudited pro forma consolidated operating results of the Company and Transocean ASA for the nine months ended September 30, 1996, assuming the acquisition had been made as of January 1, 1996, are summarized as follows:

                                                   Nine Months Ended
                                                   September 30, 1996
                                                   ------------------
                                         (In millions, except per share data)

Operating revenues                                       $583.4

Income from continuing operations                          33.7
Income from discontinued operations                        32.8
---------------------------------------------------------------
Net income                                               $ 66.5
===============================================================

Earnings per share:
Income from continuing operations                        $ 0.33
Income from discontinued operations                        0.32
---------------------------------------------------------------
Net income                                               $ 0.65
===============================================================


Pro forma net income from discontinued operations for the nine months ended September 30, 1996 includes a $51.0 million pre-tax gain on the sale of a Transocean ASA discontinued business segment, which was disposed of in June 1996 prior to the Combination. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

NOTE 3 - CONSTRUCTION IN PROGRESS

The Company made significant capital additions during 1997 in connection with its previously announced fleet additions and upgrades. During the first nine months of 1997 the Company spent $76.7 million on the conversion of a multi-service vessel to a semisubmersible drilling rig to be named "Transocean Marianas", $71.1 million on the construction of a new deepwater drillship to be named "Discoverer Enterprise", and

                   TRANOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


$47.2 million on the upgrade of the semisubmersible drilling rig Transocean Amirante. In addition, the Company spent $27.0 million and $41.0 million on capital upgrades to the drillship Discoverer Seven Seas and the semisubmersible Transocean Leader (previously named the Transocean No. 8), respectively.

Note 4 - DEBT

Debt is comprised of the following:
                                           September 30, December 31,
                                                  1997        1996
                                             ----------   ----------
                                                   (In thousands)

     Debentures, net                         $  199,209   $        -
     Notes                                      100,000            -
     Revolving Credit Facility                  105,000      193,761
     Term Loan Facility                               -      193,250
     Project Financing Agreement                188,428            -
     Notes Payable                               30,000       30,000
     Other                                        1,256        3,324
     ---------------------------------------------------------------
     Total Debt                                 623,893      420,335
     Less Current Maturities                      4,796       28,013
     ---------------------------------------------------------------
     Total Long-Term Debt                    $  619,097   $  392,322
     ===============================================================


PUBLIC DEBT OFFERING - In April 1997, the Company completed the public offering and sale of $300 million aggregate principal amount of senior, unsecured debt securities. The securities sold consisted of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00% Debentures due April 15, 2027 (the "Debentures"). Holders of Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100% of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100% of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures, using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the securities being redeemed. Interest is payable on April 15 and October 15 of each year, commencing October 15, 1997. The indenture and supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to (i) incur indebtedness secured by certain liens, (ii) engage in certain sale/leaseback transactions and (iii) engage in certain merger, consolidation or reorganization transactions. The net proceeds were used to repay amounts outstanding under the Company's term loan and revolving credit facilities.

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

                   TRANOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a specified margin that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating.

PROJECT FINANCING AGREEMENT - In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, Transocean Enterprise Inc., a wholly owned subsidiary of the Company, entered into a bank financing agreement dated as of December 27, 1996 with a group of banks led by ABN AMRO Bank N.V. (the "Project Financing Agreement"). Approximately $340.5 million is available for drawdowns during the construction period. Amounts outstanding bear interest at LIBOR plus a specified margin.

NOTE 5 - CAPITAL STOCK

In February 1997, pursuant to previously granted authority, the Company repurchased 1,786,000 shares of its common stock for a total of $49.9 million. On May 8, 1997, the Company's Board of Directors authorized the repurchase of up to $200 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. In September 1997, the Company repurchased 1,000,000 shares of its common stock for a total of $46.4 million. Borrowings from the Revolving Credit Facility were used to fund the repurchases. The Board of Directors regularly reviews the possibility of repurchasing common stock in light of prevailing stock prices and the financial position of the Company.

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

In August 1997, the Board of Directors declared a two-for-one stock split to be effected in the form of a 100% stock dividend. The dividend was paid on September 19, 1997 to stockholders of record on September 5, 1997. All references in this quarterly report to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of shares of common stock issued and outstanding as a result of the dividend.

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


                                                      Three Months Ended       Nine Months Ended
                                                         September 30,          September 30,
                                                    ----------------------  ----------  --------------
                                                       1997        1996        1997          1996
                                                    ----------  ----------  ----------  --------------
                                                                      (In thousands)
OPERATING REVENUES (a)
Mobile Units
 U.S. Gulf of Mexico                                 $ 61,106    $ 38,177    $147,083        $102,488
 North Sea and Europe                                  86,757      45,221     254,548          91,956
 Other Western Hemisphere                               2,844       6,715      12,549          19,024
 Other Eastern Hemisphere                              21,514       5,540      59,493          17,008
-----------------------------------------------------------------------------------------------------
                                                      172,221      95,653     473,673         230,476
-----------------------------------------------------------------------------------------------------

Drilling Services
 U.S. Gulf of Mexico                                    6,907      12,656      44,168          30,714
 North Sea and Europe                                  12,189      15,107      99,635          21,490
 Other Western Hemisphere                              31,884      13,167      32,996          27,570
 Other Eastern Hemisphere                                   -         343         438          16,777
-----------------------------------------------------------------------------------------------------
                                                       50,980      41,273     177,237          96,551
-----------------------------------------------------------------------------------------------------

Total Revenues                                       $223,201    $136,926    $650,910        $327,027
=====================================================================================================

OPERATING INCOME (LOSS) (b)
Mobile Units
 U.S. Gulf of Mexico                                 $ 36,479    $ 22,367    $ 85,560        $ 51,234
 North Sea and Europe                                  22,127       9,574      47,463          20,516
 Other Western Hemisphere                                 638       1,184       4,053           3,590
 Other Eastern Hemisphere                              10,091         695      28,345           4,764
 Other                                                 (3,045)     (2,420)     (8,322)         (6,133)
-----------------------------------------------------------------------------------------------------
                                                       66,290      31,400     157,099          73,971
-----------------------------------------------------------------------------------------------------

Drilling Services
 U.S. Gulf of Mexico                                   (2,919)        950      (2,134)          3,426
 North Sea and Europe                                     (11)      1,671       9,937           3,394
 Other Western Hemisphere                               4,684       2,735       3,941           5,771
 Other Eastern Hemisphere                                  38         288         278           2,370
 Other                                                   (300)       (200)       (972)           (815)
-----------------------------------------------------------------------------------------------------
                                                        1,492       5,444      11,050          14,146
-----------------------------------------------------------------------------------------------------

Corporate Expenses                                     (6,843)     (4,243)    (20,521)        (11,331)
-----------------------------------------------------------------------------------------------------
Operating Income                                     $ 60,939    $ 32,601    $147,628        $ 76,786
=====================================================================================================
 (a) Intersegment eliminations are not material.
 (b) Amounts shown are after applicable depreciation and amortization.


Quarter ended September 30, 1997, compared to Quarter ended September 30, 1996

Revenues increased to $223.2 million for the quarter ended September 30, 1997 up from $136.9 million for the prior year quarter, an increase of $86.3 million or 63 percent. Operating income increased by $28.3 million or 87 percent, up from $32.6 million in the third quarter of 1996 to $60.9 million in the current year quarter. Net income for the third quarter of 1997 was $39.1 million, up from $21.5 million for the third quarter of 1996, an increase of $17.6 million or 82 percent. The increases in 1997 resulted primarily from increased dayrates and the inclusion of the Transocean ASA results for the entire 1997 quarter, partially offset by higher interest costs. The weighted-average number of shares of common stock was 101.5 million and 70.4 million for the quarters ended September 30, 1997 and 1996, respectively. The increase was primarily due to the shares issued in the Combination.

Revenues and operating income from Mobile Units increased significantly in the third quarter of 1997 compared to the prior year quarter. In the U.S. Gulf of Mexico, the increases resulted primarily from higher dayrates earned during the current quarter and the operations of a drillship that operated in Other Western Hemisphere during the previous year. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from inclusion of the Transocean ASA results following the Combination, partially offset by the impact of a work stoppage in September 1997 by offshore workers affecting three rigs operating in Norway. Work resumed on the affected rigs in October, and the dispute, which affects all offshore drilling companies in the Norwegian sector of the North Sea, is expected to be arbitrated pending action by the Norwegian Parliament later this year. The decreases in Other Western Hemisphere are due to a drillship moving to the U.S. Gulf of Mexico, partially offset by operations added through the Combination. The increases in Other Eastern Hemisphere are due primarily to the results of a rig added through the Combination, higher dayrates earned during the current year quarter and full utilization of one jackup rig that was stacked during the 1996 quarter.

Revenues from Drilling Services increased during the third quarter of 1997 compared to the same period in 1996, while operating income decreased during the same period. In the U.S. Gulf of Mexico, the decrease in revenues resulted primarily from fewer turnkey wells completed during the current quarter over the prior year quarter. Operating income in the U.S. Gulf of Mexico decreased in the third quarter of 1997 over the prior year quarter primarily due to a $4.1 million estimated loss from a turnkey well in progress at the end of the 1997 quarter. In the North Sea and Europe, the decreases in revenues and operating income resulted primarily from the divestiture of non-core activities in the second quarter of 1997, offset by a higher level of services provided by remaining activities. Revenues and operating income increased in Other Western Hemisphere during the third quarter of 1997, primarily due to the completion of the first well of a $124 million three-well turnkey drilling package offshore Mexico, while the Company completed the final well of a $64 million five-well turnkey drilling package offshore Mexico during the prior year quarter.

Corporate expenses increased $2.6 million, from $4.2 million in the third quarter of 1996 to $6.8 million in the current year quarter primarily due to increased costs to integrate and manage a larger organization. The corporate organization expanded to accommodate the overall growth of the Company as a result of the Combination and the increased activity in the industry, including major new construction programs, increased recruiting and training activity and upgrade and expansion of communication and data processing systems.

Depreciation and amortization expense increased in the 1997 period over 1996 primarily due to additional depreciation on property and equipment acquired in the Combination and $4.4 million of amortization of goodwill relating to the Combination.

Other income (expense) decreased from income of $0.5 million in the third quarter of 1996 to expense of $3.0 million in the current year quarter.
Interest income decreased in the third quarter of 1997 as a result of lower average cash balances and net interest expense increased due primarily to debt incurred relating to the Combination. Partially offsetting these decreases was higher equity in earnings of joint ventures, resulting primarily from higher dayrates earned on two rigs owned by a corporation in which the Company has a 25 percent interest.

Nine Months ended September 30, 1997, compared to Nine Months ended September 30, 1996

Revenues increased to $650.9 million for the nine months ended September 30, 1997 up from $327.0 million for the prior year period, an increase of $323.9 million or 99 percent. Operating income increased by $70.8 million or 92 percent, up from $76.8 million in the first nine months of 1996 to $147.6 million in the current year period. Net income for the first nine months of 1997 was $94.7 million, up from $58.8 million for the same period of 1996, an increase of $35.9 million or 61 percent. The increases in 1997 resulted primarily from increased dayrates and the inclusion of the Transocean ASA results for the entire period partially offset by a decrease in other income (expense). The weighted-average number of shares of common stock was 101.8 million and 61.4 million for the nine months ended September 30, 1997 and 1996, respectively. The increase was primarily due to the shares issued in the Combination.

Revenues and operating income from Mobile Units increased significantly in the first nine months of 1997 compared to the prior year period. In the U.S. Gulf of Mexico, the increases resulted primarily from higher dayrates earned and the inclusion of operations of a drillship during the third quarter that operated in Other Western Hemisphere in the prior year. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination. The decrease in revenues for Other Western Hemisphere is due to a drillship moving to the U.S. Gulf of Mexico in early 1997 for an upgrade and operations, partially offset by operations added through the Combination. The increases in Other Eastern Hemisphere are due primarily to the results of a rig added through the Combination, higher dayrates earned during the current period and full utilization of one jackup rig that was stacked during the 1996 period.

Revenues from Drilling Services increased during the first nine months of 1997 compared to the same period in 1996, while operating income decreased during the same period. In the U.S. Gulf of Mexico, the increase in revenues resulted primarily from a higher number of turnkey wells completed during the current period compared to the prior year. Operating income in the U.S. Gulf of Mexico decreased in the first nine months of 1997 over the prior year period primarily due to losses from turnkey operations, including an estimated loss on one well in progress at the end of the period. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination. The decreases in Other Eastern Hemisphere resulted primarily from services provided in Qatar and Senegal during 1996 that were not performed in the current year period. Revenues increased and operating income decreased slightly in Other Western Hemisphere in the first nine months of 1997. During the 1997 period, the Company completed the first well of a $124 million three-well turnkey drilling package offshore Mexico, while the Company completed the final two wells of a $64 million five-well turnkey drilling package offshore Mexico during the prior year period.

Corporate expenses increased $9.2 million, from $11.3 million in the first nine months of 1996 to $20.5 million in the current year period primarily due to increased costs to integrate and manage a larger organization. The corporate organization expanded to accommodate the overall growth of the Company as a result of the Combination and the increased activity in the industry, including major new construction programs, increased recruiting and training activity and upgrade and expansion of communication and data processing systems.

Depreciation and amortization expense increased in the 1997 period over 1996 primarily due to additional depreciation on property and equipment acquired in the Combination and $13.9 million of amortization of goodwill relating to the Combination.

Other income (expense) decreased from income of $13.8 million in the first nine months of 1996 to expense of $8.7 million in the current year period. The decrease resulted from several factors. During 1997, the Company recognized lower interest income due to lower average cash balances and higher net interest expense due primarily to debt incurred relating to the Combination. Other expense in 1997 included $1.5 million in losses on the mark-to-market adjustment of open foreign exchange derivative instruments while 1996 included a $6.6 million pre-tax gain on the disposal of a jackup rig. Higher equity in earnings of joint ventures resulted primarily from higher dayrates earned on two rigs owned by a corporation in which the Company has a 25 percent interest.

Income tax expense increased by $12.5 million due primarily to higher pre-tax earnings in the first nine months of 1997 over the same period in 1996, partially offset by a decrease in earnings of foreign subsidiaries subject to tax. The decrease in the Company's effective tax rate below the U.S. statutory rate is primarily due to the permanent reinvestment of earnings of certain foreign subsidiaries.

MARKET OUTLOOK

The increased demand and higher dayrates for rigs in the deepwater and harsh-environment markets that began in 1995 continued throughout the third quarter of 1997. The improvements in these markets are due in part to technological advances that improved the economics of offshore exploration and development, as well as the greater availability of attractive concessions in markets throughout the world. Operators are showing more interest in deepwater areas worldwide, including the U.S. Gulf of Mexico, and in some of the North Sea's more demanding locations, particularly the harsh-environment areas west of Shetlands and northern areas offshore Norway. As a result of the improved market conditions, rigs are being contracted under longer term agreements at higher dayrates, with customers often paying for upgrades to the rigs to operate in more challenging conditions. In response to the demands of its customers, the Company is also providing a variety of drilling services, including well planning, engineering and management through integrated service teams.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Cash flows provided by operations for the nine months ended September 30, 1997 increased to $121.3 million, up from $42.1 million for the nine months ended September 30, 1996, an increase of $79.2 million. The increase was primarily due to a $35.9 million increase in net income and a $53.3 million increase in depreciation and amortization due to the Combination and rig upgrades.

Cash flows used in investing activities decreased by $61.1 million from $270.0 million in the first nine months of 1996 to $208.9 million in the current year period. During the current year, the Company significantly increased its capital expenditures relating to its rig construction and upgrades. The Company also received cash proceeds from the divestiture of certain non-core drilling services activities and assets, while in the prior year the Company used cash in the Combination with Transocean ASA.

Cash flows provided by financing activities decreased $44.7 million from $158.8 million in the first nine months of 1996 to $114.1 million in the current year period. During 1997, the Company increased its borrowings through a $300 million public debt offering and the project financing agreement for the Discoverer Enterprise and the Transocean Amirante, both of which are discussed below. This was partially offset by repayments on its Term Loan Facility and Revolving Credit Facility (both of which are defined below) and from cash used to reacquire 2,786,000 shares of the Company's common stock. During the prior year, the Company increased its borrowings under the Term Loan Facility and Revolving Credit Facility and repaid debt assumed in the Combination with Transocean ASA.

CAPITAL EXPENDITURES

The Company's investments in its existing fleet and fleet additions announced during 1996 continue to require significant capital expenditures. The Company spent approximately $307 million in the first nine months of 1997 on capital expenditures. Expenditures for upgrades and improvements to the rigs currently operating are expected to be approximately $50 million during the remainder of 1997. The Discoverer Enterprise construction project is expected to require capital expenditures of approximately $80 million during the remainder of 1997 and $100 million during 1998.

One of the Company's semisubmersible rigs, to be named the "Transocean Marianas", was damaged by a fire during the third quarter 1997 while it was in the shipyard undergoing conversion. The fire damaged the rig's electrical system but resulted in no major structural damage to the rig and no injury to personnel. The Transocean Marianas conversion project was expected to have been completed during the fourth quarter of 1997, and the rig was to then commence a five-year contract with Shell Offshore Inc. As a result of the fire, it is expected that completion of the project will be delayed until the second half of 1998. The Company believes that the costs to repair the damage caused by the fire are fully insured. The Company expects to spend $45 million during the remainder of 1997 and $25 million in 1998 to complete conversion of the rig excluding amounts related to the fire damage.

As with any major construction project that takes place over an extended period of time, actual costs and the timing of such expenditures may vary from initial estimates based on finalization of the design and actual terms of awarded contracts. The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Credit Agreement (defined below) and, in the case of the Discoverer Enterprise, financing under the Project Financing Agreement (defined below).

DEBT

CREDIT AGREEMENT AND PROJECT FINANCING AGREEMENT - In connection with the Combination, the Company entered into a secured credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank N.V. (the "Credit Agreement"). Prior to the amendment discussed below, the Credit Agreement provided for borrowing by the Company under a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at September 30, 1997) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants and effectively limits the Company's ability to pay dividends based on a specified net worth requirement and an interest coverage ratio. Quarterly principal payments began on the Term Loan Facility on December 31, 1996. The Credit Agreement has a maturity date of July 2002.

In connection with the public offering of the debt securities discussed below, the Credit Agreement was amended to, among other things, release all security, convert $140 million of the term loans into revolving loans, and change the applicable margins over LIBOR and the applicable commitment fees. Following the amendment, the Credit Agreement provides for a $540 million Revolving Credit Facility, with no Term Loan Facility.

In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, the Company's wholly owned subsidiary Transocean Enterprise Inc. entered into a bank financing agreement dated as of December 27, 1996 with a group of banks led by ABN AMRO Bank N.V. ("Project Financing Agreement"). Approximately $340 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66 million is to be repaid by December 31, 1998 or when construction on both vessels is completed. It bears an interest rate of LIBOR plus a margin of 0.35 percent. The second tranche of $274.5 million bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two vessels (no later than December 31, 1998) by Amoco Exploration and Production Company ("Amoco"), which is contracting the rigs for a period of five years following completion. The term financing would mature over a period of five years. The term financing would also be divided into two tranches, the relative amounts of which would depend on various factors. One tranche of the term financing would be sized based upon and repaid from the net cash flows generated from the Amoco contracts (the "Amoco Cash Flows"). The Company has the option to accept bank financing for the Amoco Cash Flows at LIBOR plus 0.65 percent or to enter into an uncommitted lease securitization program at commercial paper rates plus approximately 0.28 percent. The second tranche of the term facility would be repaid from Company cash flows to the extent the Amoco Cash Flows do not cover scheduled repayments. The Company has the option to accept bank financing for the Company cash flows at LIBOR plus 1.125 percent for a period of three years and LIBOR plus 1.25 percent thereafter or to enter into a lease securitization at commercial paper rates plus approximately 0.58 percent (as long as the Company's credit rating is BBB- or Baa3 or better).

PUBLIC DEBT OFFERING - In April 1997, the Company completed the public offering and sale of $300 million aggregate principal amount of senior, unsecured debt securities. The securities sold consisted of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00% Debentures due April 15, 2027 (the "Debentures"). Holders of Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100% of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100% of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year, commencing October 15, 1997. The indenture and supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to (i) incur indebtedness secured by certain liens, (ii) engage in certain sale/leaseback transactions and (iii) engage in certain merger, consolidation or reorganization transactions. The net proceeds were used to repay amounts outstanding under the Credit Agreement.

The Company has letters of credit outstanding at September 30, 1997 totaling $34.5 million, including $29.7 million relating to the legal dispute with Kvaerner Installasjon as (see Part II. Item 1. Legal Proceedings). The remaining $4.8 million guarantees various insurance and contract bidding activities.

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

AUTHORIZED STOCK REPURCHASE

In February 1997, the Company repurchased 1,786,000 shares of its common stock for $49.9 million pursuant to authority previously granted by the Board of Directors. In May 1997, the Company's Board of Directors authorized the repurchase of up to $200 million shares of its common stock from time to time on the open market or in privately negotiated transactions. In September 1997, the Company repurchased 1,000,000 shares of its common stock for a total of $46.4 million. Borrowings under the Revolving Credit Facility were used to fund the repurchase. The Board of Directors regularly reviews the possibility of repurchasing common stock in light of prevailing stock prices and the financial position of the Company.

DERIVATIVE INSTRUMENTS

The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting.

Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. As of September 30, 1997, all foreign exchange derivative instruments, not qualifying as accounting hedges had expired. The Company recognized a net pre-tax loss of $1.5 million on such instruments for the nine months ended September 30, 1997.

The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At September 30, 1997, the net unrealized loss on open interest rate swaps was $1.8 million, which has been deferred because the Company intends to maintain these contracts through their maturities. During the second quarter of 1997 the Company closed out certain interest rate options and swaps when they ceased to be an effective hedge, recognizing a loss of approximately $0.4 million.

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

ASSET DIVESTITURE

In May 1997, the Company divested certain non-core activities and associated assets within its drilling services line of business originally acquired in the Combination by selling the shares of a new corporate entity, Procon Offshore ASA, to investors in Norway. The net proceeds from the sale were approximately $106 million, goodwill was reduced by approximately $68 million and no gain or loss was recognized on the sale.

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

In September 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company plans to adopt this standard in the first quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements.

Also in September 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company plans to adopt this standard in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company and Global Marine Inc. ("Global Marine") are parties to an agreement pursuant to which the Company participates in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participates in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. Global Marine has initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement, including the distribution of revenues from the rigs and whether the Company's acquisition of Transocean ASA may have given rise to a right of first refusal on the part of Global Marine to purchase the Transocean Nordic. The Company believes that Global Marine's claims are without merit and that the outcome of the arbitration process will have no material adverse effect on the Company's operations or financial position.

The Company is party to a contract with Kvaerner Installasjon as ("Kvaerner") in Norway pursuant to which Kvaerner performed modification and refurbishment work on one of the Company's fourth-generation semisubmersible drilling rigs, the Transocean Leader. Disputes have arisen with respect to the work performed and the amount owed with respect to such work. The amount in dispute is approximately $29 million. The Company has posted a letter of credit for approximately $30 million pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. The parties are continuing to discuss the matter, and the Company is unable to predict at this time the ultimate outcome of such discussions or any resulting judicial process; however, the Company believes Kvaerner's claims are without merit and that the outcome of the dispute will have no material adverse effect on the Company's operations or financial position.

In 1990 and 1991, two of the Company's subsidiaries were served with assessments totaling approximately $11 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services ("ISS"). The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. The proceedings with respect to the 1991 assessment, which was for approximately $9 million, have reached the first level Brazilian state court, which rejected the Company's arguments. The Company has appealed that decision to the second level court. The legal and administrative decisions as to the 1990 assessments are still pending. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company's subsidiaries for ISS payments required to be paid by them. The Company believes the outcome of these assessments will have no material adverse affect on the Company's operations or financial position.

ITEM 6.  EXHIBITS AND REPORTS

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:


NUMBER                           DESCRIPTION
------                           -----------

 10.1 Employment Agreement dated as of August 14, 1997 between Dennis R. Long and Transocean Offshore Inc. (compensatory plan or arrangement)
 27.1      Financial Data Schedule.

    (b) Reports on Form 8-K


     There were no reports of Form 8-K filed during the quarter ending September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1997.

                                         TRANSOCEAN OFFSHORE INC.



                                         By: /s/ Robert L. Long
                                           -----------------------------------
                                           Robert L. Long
                                           Senior Vice President
                                           (Principal Financial Officer)



                                         By: /s/ Barbara S. Koucouthakis
                                            ----------------------------------
                                           Barbara S. Koucouthakis
                                           Vice President and Controller
                                           (Principal Accounting Officer)