Form 10-K
period 1997-12-31
TRANSOCEAN OFFSHORE INC
filed 1998-03-20
CIK 314047

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of January 31, 1998, 99,916,638 shares of common stock were outstanding and the aggregate market value of shares held by non-affiliates was approximately $3.9 billion (based on the reported closing market price of the common stock on such date of $39.75 and assuming that all directors and executive officers of the Company are "affiliates," although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, for its annual meeting of stockholders to be held May 14, 1998, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TRANSOCEAN OFFSHORE INC.

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

 ITEM                                                                       PAGE
 ----                                                                       ----
                                  PART I
 ITEMS 1 THROUGH 4
 Item 1.   Business.....................................................      1
           Background...................................................      1
           Business Strategy............................................      1
           Recent Developments..........................................      2
           Drilling Rig Fleet...........................................      3
           Drilling Services............................................      6
           Drilling Contracts...........................................      7
           Industry Conditions and Competition..........................      8
           Operating Risks..............................................      9
           International Operations.....................................      9
           Regulation...................................................     10
           Employees....................................................     11
 Item 2.   Properties...................................................     11
 Item 3.   Legal Proceedings............................................     12
 Item 4.   Submission of Matters to a Vote of Security Holders..........     13
                                 PART II
 ITEMS 5 THROUGH 9
 Item 5.   Market for Registrant's Common Equity and Related Shareholder
           Matters......................................................     14
 Item 6.   Selected Consolidated Financial Data.........................     15
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     16
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...     27
 Item 8.   Financial Statements and Supplementary Data..................     28
 Item 9.   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................     57
                                 PART III
 ITEMS 10 THROUGH 13
 Item 10.  Directors and Executive Officers of the Registrant...........     58
 Item 11.  Executive Compensation.......................................     58
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................     58
 Item 13.  Certain Relationships and Related Transactions...............     58
 PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................     58

                                    PART I

ITEM 1. BUSINESS

  Transocean Offshore Inc. (together with its subsidiaries, unless the context requires otherwise, the "Company" or "Transocean") is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. The Company currently owns, has ownership interests in or operates 30 mobile offshore drilling rigs, including one unit not yet in service. Transocean's fleet consists of seven fourth-generation semisubmersibles, fourteen second- and third-generation semisubmersibles, three drillships and six jackup rigs. In addition, the Company has under construction a new technologically advanced, ultra-deepwater drillship, to be named the "Discoverer Enterprise," and has announced contract commitments to construct two additional Discoverer Enterprise-class drillships. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company also provides additional drilling services, including turnkey drilling, coiled tubing drilling and well engineering and planning.

  Transocean Offshore Inc. is a Delaware corporation with its principal executive offices located at 4 Greenway Plaza, Houston, Texas 77046. Its telephone number at that address is (713) 871-7500.

BACKGROUND

  The Company was founded in 1953 by predecessors of Sonat Inc. and J. Ray McDermott & Co., Inc. to design and construct the first jackup rig in the Gulf of Mexico. The Company, then known as "The Offshore Company," began international drilling operations in the late 1950s and was one of the first contractors to offer drilling services in the North Sea. The Company was publicly traded from 1967 until 1978, when it became a wholly owned subsidiary of Sonat Inc. In June 1993, the Company, then known as "Sonat Offshore Drilling Inc.," completed an initial public offering of approximately 60 percent of the outstanding shares of its common stock. In July 1995, Sonat Inc. sold its remaining 40 percent interest in the Company through a secondary public offering and currently owns no capital stock of the Company. In 1996, the Company acquired over 99 percent of the outstanding capital shares of Transocean ASA, a Norwegian company operating a fleet of 13 mobile offshore drilling rigs (the "Combination"), and changed its name to "Transocean Offshore Inc." All remaining publicly held shares were purchased in July 1997. The aggregate purchase price of $1,504.8 million consisted of $1,198.2 million in common stock and $306.6 million in cash, including direct transaction costs. The Combination was deemed effective for accounting purposes as of September 1, 1996.

BUSINESS STRATEGY

  The Company is committed to remaining an industry leader in offshore drilling and in achieving long-term growth through a strategy of (i) concentrating its resources in the most technically demanding segments of the offshore drilling industry, particularly in the ultra-deepwater and harsh environment markets, (ii) continuing its technological leadership in the development of offshore drilling methodologies, (iii) upgrading its existing fleet and investing in selected fleet additions to meet increasing customer demand and (iv) using its foreign operating experience and engineering expertise to capitalize on drilling services opportunities worldwide. Consistent with this strategy, the Company made significant capital expenditures to upgrade and expand its rig fleet in 1997, including $111.6 million on construction of its technologically advanced, ultra-deepwater drillship Discoverer Enterprise, $108.2 million on conversion of the semisubmersible multi-service vessel Transocean Marianas (formerly, the P. Portia), and an aggregate of $133.5 million on upgrades to the deepwater drillship Discoverer Seven Seas, the fourth-generation semisubmersible Transocean Leader and the second-generation semisubmersible Transocean Amirante. In addition, as of February 9, 1998, the Company had announced plans to construct two additional Discoverer Enterprise-class drillships for delivery to customers in 2000 under firm, long-term contract commitments, for aggregate estimated capital expenditures in excess of $618 million. See "-- Recent Developments."

  The Company's fleet includes full or partial ownership in seven of the world's thirteen fourth-generation semisubmersibles and full ownership of eight third-generation semisubmersibles and two deepwater drillships.

Other than those being constructed or converted, all of the Company's drilling rigs currently are being utilized, with most committed to long-term contracts expiring from 1999 through 2002.

  The Company remains a leader in deepwater and ultra-deepwater drilling, having drilled as of December 31, 1997 approximately 39 percent of all wells ever drilled in water depths greater than 3,000 feet, 58 percent of all wells ever drilled in water depths exceeding 4,000 feet and 90 percent of all wells ever drilled in water depths greater than 5,000 feet. In June 1996, the Company's drillship Discoverer 534 set a current water depth drilling record of 7,612 feet.

  Through implementation of its business strategy and as a result of improving industry conditions (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Outlook"), the Company increased net income in 1997 to $142 million or $1.38 per share, diluted, from $78 million, or $1.07 per share, diluted, in 1996. Revenues increased to $892 million from $529 million and EBITDA to $331 million from $169 million for the comparable periods. Total assets were $2,755 million at year-end 1997 as compared to $2,443 million at year-end 1996. See "Item 6. Selected Financial Data."

RECENT DEVELOPMENTS

  In January 1998, the Company announced plans to construct a Discoverer Enterprise-class ultra-deepwater drillship, to be named "Discoverer Spirit," which will initially be outfitted to drill in 8,500 feet of water, but with additional riser will be capable of drilling in water depths up to 10,000 feet. The Company has received a contract commitment from Union Oil Company of California for a firm period of five years plus up to five one-year options. Estimated contract revenues over the five-year firm period are approximately $372 million. The vessel's hull and major marine systems will be constructed at the Astillero y Talleres del Noroeste SA ("Astano") shipyard in Ferrol, Spain, where the Discoverer Enterprise is currently under construction, with the derrick, derrick substructure, BOP and other modules to be constructed at U.S. Gulf Coast facilities. The Discoverer Spirit is expected to become operational in the first quarter of 2000. Total capital costs for the drillship are estimated at $318 million, including capitalized interest and other non-hardware costs.

  In February 1998, the Company announced plans to construct another Discoverer Enterprise-class ultra-deepwater drillship, which will be equipped initially to drill in 8,000 feet of water, but like its sister drillships, will be capable of drilling in water depths up to 10,000 feet with additional riser. The Company has received a contract commitment from Chevron USA, Inc. for a period of five years plus three one-year options. Estimated contract revenues over the five-year firm period are approximately $374 million. Initial operations in the U.S. Gulf of Mexico are expected to commence in the third quarter of 2000. The vessel's hull and major marine systems will be constructed at the Astano shipyard, with the derrick, derrick substructure, BOP and other modules to be constructed at U.S. Gulf Coast facilities. The drillship will be constructed at an estimated total capital cost in excess of $300 million, including capitalized interest and other non-hardware costs.

  In January 1998, the Company announced that it was discontinuing turnkey drilling operations in the U.S. Gulf of Mexico after experiencing a period of unsatisfactory operating performance. Financial results for the quarter ended December 31, 1997 include a $12.6 million accrual for turnkey losses to cover the estimated costs of abandoning one of the turnkey wells then in progress. See "Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations--Operating Results" and "--1997 Compared to 1996."

  In March 1998, the Company reached a settlement with Global Marine, Inc. ("Global Marine") resolving various disputed matters under its cash flow sharing agreement as of February 1, 1998 with Global Marine and terminating such agreement as of February 1, 1998. Pursuant to the settlement, the parties will have certain continuing rights to receive payments if any of the rigs covered by the former agreement are sold within three years. The Company will receive $18 million cash from Global Marine, resulting in an after tax gain of approximately $12 million, or $.11 per share, diluted. The net cash proceeds will be used to repay debt. See "--Drilling Rig Fleet--Jackup Rigs" and "Item
3. Legal Proceedings."

DRILLING RIG FLEET

  The Company principally uses three types of drilling rigs--semisubmersibles, drillships and jackups--as described below.

 Semisubmersibles

  Semisubmersibles are floating vessels that can be submerged so that a substantial portion of the lower hull is below the water surface during drilling operations. They are well suited for operations in rough water conditions. The Company operates five of the world's thirteen operational fourth-generation semisubmersibles and has an approximate 25% equity interest in two others. Fourth-generation semisubmersibles are those built after 1984 that have larger physical size than other semisubmersibles, harsh environment capability, high variable load capability (greater than 4,000 metric tons), 15,000 psi blowout preventers and superior motion characteristics. Fourth-generation semisubmersibles are frequently the most suitable for operations in deep water and harsh environments or for development drilling that requires larger variable loads and the ability to handle large pieces of subsea equipment. Two of these units are operating in the U.S. Gulf of Mexico, three are operating in the Norwegian sector of the North Sea and two are operating in the U.K. sector of the North Sea. The Company also owns or operates fourteen other semisubmersibles, including the Transocean Marianas, which is currently in a Brownsville, Texas shipyard undergoing conversion. See "-- Drilling Rig Fleet--Fleet Additions and Upgrades."

 Drillships

  Drillships are generally self-propelled and designed to drill in deep water. Shaped like conventional ships, they are the most mobile of the major rig types. The Company owns two dynamically positioned drillships, which have drilled in deeper water than any other offshore drilling rig. Dynamic positioning allows a vessel to maintain a constant position through the use of its onboard propulsion system. The Company's dynamically positioned drillship Discoverer 534 set the world record for deepwater drilling at 7,612 feet in 1996. In addition, the Company is constructing a new technologically advanced, dynamically positioned drillship, the Discoverer Enterprise, and has announced plans to construct two additional Discoverer Enterprise-class drillships. See "--Recent Developments" and "--Drilling Rig Fleet--Fleet Additions and Upgrades." The Company also operates the drillship Discoverer 511 under a bareboat charter agreement with the Ghana National Petroleum Corporation in connection with a turnkey drilling project with Petroleos Mexicanos ("Pemex").

 Jackup Rigs

  The Company operates six jackup rigs. Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected support legs. They are best suited for water depths of 350 feet or less. Additionally, the Company and Global Marine were parties to a cash flow sharing agreement pursuant to which the Company participated in the cash flow from three jackup rigs owned and operated by Global Marine, and Global Marine participated in the cash flow from the Company's jackup rig, Transocean Nordic. In March 1998, the Company reached a settlement with Global Marine resolving various disputed matters under the cash flow sharing agreement and terminating such agreement as of February 1, 1998. Pursuant to the settlement, the parties will have certain continuing rights to receive payments if any of the rigs covered by the former agreement are sold within three years. The Company will receive $18 million cash from Global Marine, resulting in an after tax gain of approximately $12 million, or $.11 per share, diluted. The net cash proceeds will be used to repay debt. See "Item 3. Legal Proceedings."

 Fleet Additions and Upgrades

  In May 1996, the Company announced plans to construct the Discoverer Enterprise. The rig will initially be outfitted to drill in 7,000 feet of water, but with additional riser will be capable of exploration and development drilling in water depths up to 10,000 feet. The Discoverer Enterprise will be a dynamically positioned drillship equipped with the Company's proprietary dual-activity drilling system, which is designed to allow certain steps in drilling a well to be performed simultaneously, which should reduce the time required to drill the well and result in cost savings to the customer. The Company has prepared and filed an application for a patent with the U.S. Patent and Trademark Office with respect to this system, which patent is still pending. The rig is being built at the Astano shipyard in Spain, and will commence working for Amoco under a five-year contract upon completion. The Company's obligation to accept delivery and ownership of the rig is subject to various contingencies, including the rig's meeting certain performance criteria and the shipbuilder's completing the rig within the contract time period.

  In January 1998, the Discoverer Enterprise sustained damage to its hull when it separated from its moorings during a severe windstorm while undergoing construction in the Astano shipyard. Repairs to the drillship are expected to delay delivery approximately six weeks, and as a result, commencement of operations is now expected in the fourth quarter of 1998. During 1997, $111.6 million was spent on the Discoverer Enterprise construction project, and the Company expects to spend approximately $144 million on this project during 1998, excluding amounts related to the hull damage, which the Company believes to be fully covered by Astano under the construction contract. The Company has purchased an insurance policy covering a portion of lost revenues in the event of significant delays in the delivery of the Discoverer Enterprise caused by covered physical events, subject to certain deductibles and other conditions.

  In February 1996, the Company contracted to purchase the Transocean Marianas. The vessel is being upgraded and converted at a Brownsville, Texas shipyard to an ultra-deepwater semisubmersible drilling rig with a water depth capability of 7,000 feet. The Transocean Marianas was damaged by a fire during the third quarter 1997 while it was in the shipyard. The fire damaged the rig's electrical system but resulted in no major structural damage to the rig and no injury to personnel. The Transocean Marianas conversion project was expected to have been completed during the fourth quarter of 1997, and the rig was to then commence a five-year contract with Shell Deepwater Development. As a result of the fire, however, it is expected that completion of the project will be delayed until the second half of 1998. The Company believes that the costs to repair the physical damage caused by the fire are fully insured. Through 1997, the Company had spent approximately $174 million on this project and expects to spend approximately $52 million in 1998 to complete conversion of the rig, excluding amounts related to the fire damage.

  During 1997, the Company also performed major capital upgrades on the Discoverer Seven Seas, the Transocean Leader and the Transocean Amirante, for an aggregate expenditure of $133.5 million. In May 1997, the Company entered into a contract with a consortium of operators led by Petro-Canada to upgrade the Transocean Explorer with capital expenditures of approximately $64 million for operations offshore Canada. The Company's net portion of the capital cost is expected to be approximately $10 million. The capital upgrade is expected to commence in 1999 following completion of the rig's current contract commitment.

  Capital expenditures for these fleet additions and upgrades are being funded through cash flow, public debt and borrowings under the Company's revolving credit and project financing facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Arcade Drilling

  In December 1990, the Company contributed one of its fourth-generation, harsh-environment semisubmersibles, the Henry Goodrich, to Arcade Drilling as ("Arcade Drilling"), a Norwegian company, for cash and an equity interest in Arcade Drilling, which owned another fourth-generation, harsh-environment drilling rig, the Paul B. Loyd, Jr. Arcade Drilling entered into management agreements with the Company for both of the rigs. In August 1991, Reading & Bates Corporation ("R&B"), a competitor of the Company, acquired effective control of Arcade Shipping as ("Arcade Shipping"), which at that time owned a substantial interest in Arcade Drilling. R&B's control of Arcade Shipping, together with the shares of Arcade Drilling that it owned outright, gave R&B control of Arcade Drilling. In August 1991, R&B, Arcade Shipping and the Company entered into a standstill agreement providing that R&B and Arcade Shipping would not during the standstill period, subject to certain exceptions, enter into a business combination with Arcade Drilling, engage in any transaction with Arcade Drilling on terms less favorable to it than those which might be obtained from an unaffiliated third party, acquire the Paul B. Loyd, Jr. or the Henry Goodrich or permit Arcade Drilling to dispose of any interest in such rigs except for a cash sale of its entire interest at an appraised price. This standstill period continues (as to R&B and its affiliates) until September 1, 1998, barring an earlier disposition of interest by the Company or Arcade Shipping. Pursuant to the standstill agreement, the Company, Arcade Shipping and R&B have agreed not to buy or sell any of their respective shares in Arcade Drilling from or to the Company, Arcade Shipping, R&B or their respective affiliates (other than Arcade Drilling), unless the acquiring party affords both non-acquiring parties the opportunity to sell all their shares to the acquiring party on substantially identical terms and at the same time. The management agreements have expired, and the rigs are now managed by R&B.

  The following table provides certain information about the Company's drilling rig fleet as of March 12, 1998:

                            YEAR      WATER     DRILLING                                             ESTIMATED
                           ENTERED    DEPTH      DEPTH                                               CONTRACT
     TYPE AND NAME         SERVICE  CAPABILITY CAPABILITY      LOCATION             CUSTOMER       EXPIRATION(1)
     -------------        --------- ---------- ---------- ------------------- -------------------- -------------
FOURTH-GENERATION                     (FEET)     (FEET)
 SEMISUBMERSIBLES
Polar Pioneer...........    1985       1,500     25,000   Norwegian North Sea Norsk Hydro          February 1999
Transocean Arctic (2)...    1986       1,650     25,000   Norwegian North Sea Statoil              February 2002
Henry Goodrich (3)......    1985       2,000     30,000   U.K. North Sea      British Petroleum      June 1999
Paul B. Loyd, Jr. (3)...    1991       2,000     25,000   U.K. North Sea      British Petroleum      June 1999
Transocean Leader.......    1987       4,500     25,000   Norwegian North Sea Amerada Hess          August 1999
Transocean Rather.......    1988       4,500     25,000   U.S. Gulf of Mexico Shell Deepwater Dev.   July 1999
Transocean Richardson...    1988       5,000     25,000   U.S. Gulf of Mexico Shell Deepwater Dev. February 2001
OTHER SEMISUBMERSIBLES
Transocean Explorer.....    1976       1,250     25,000   U.K. North Sea      Marathon             January 1999
                                                          Canada              PetroCanada            June 2001
Transocean Discoverer...    1977       1,250     25,000   U.K. North Sea      Talisman               July 1999
Transocean Wildcat (2)..    1977       1,300     25,000   Norwegian North Sea Statoil              December 1999
Transocean Winner (2)...    1983       1,500     25,000   Norwegian North Sea Statoil              December 1999
Transocean Searcher (2).    1983       1,500     25,000   Norwegian North Sea Statoil                June 2002
Transocean Prospect (2).    1983       1,500     25,000   Norwegian North Sea Statoil                June 1999
Kan Tan IV (4)..........    1983       2,000     25,000   U.K. North Sea      Amerada Hess         December 2000
Transocean John Shaw....    1982       2,000     25,000   U.K. North Sea      Shell U.K.            March 1999
Sonat D-F 96............    1975       2,300     25,000   U.S. Gulf of Mexico Texaco                 May 1998
Sonat D-F 97............    1977       2,300     25,000   U.S. Gulf of Mexico Texaco               December 1998
                                                          Trinidad
Transocean Driller......    1991       2,600     25,000   Brazil              Petrobras              June 2000
Treasure Legend.........    1983       3,500     25,000   Brazil              Petrobras              June 1998
                                                                              Amerada Hess         December 2002
Transocean Amirante.....  1978/1997    3,500     25,000   U.S. Gulf of Mexico Amoco                  July 2002
Transocean Marianas (5).  1979/1998    7,000     25,000   U.S. Gulf of Mexico Shell Deepwater Dev.      (5)
DRILLSHIPS
Discoverer 511 (6)......    1976       2,000     25,000   Mexico              Pemex                 March 1999
Discoverer Seven Seas       1976       7,000     25,000   U.S. Gulf of Mexico Exxon                  July 1999
 (7)....................
Discoverer 534 (7)......    1975       7,800     25,000   U.S. Gulf of Mexico Amoco                February 2000
Discoverer Enterprise       1998      10,000     35,000   U.S. Gulf of Mexico Amoco                October 2003
 (7)(8).................
Discoverer Spirit           2000      10,000     35,000   U.S. Gulf of Mexico Unocal                    (9)
 (7)(9).................
Discoverer Enterprise       2000      10,000     35,000   U.S. Gulf of Mexico Chevron                  (10)
 III (7)(10)............
JACKUP RIGS
Transocean Jupiter(11)..    1981         170     16,000   Arab Gulf           Hardy                October 1998
Offshore Comet..........    1980         250     20,000   Gulf of Suez, Egypt GUPCO                October 1999
Offshore Mercury........    1969         250     20,000   Gulf of Suez, Egypt GUPCO                October 1999
Interocean III..........    1978         300     20,000   India               Enron                December 1998
Shelf Explorer..........    1982         300     25,000   Danish North Sea    Maersk                 May 1999
Transocean Nordic.......    1984         300     25,000   U.K. North Sea      Amoco                October 1998
                                                                              Elf                   April 1999

--------
 (1) Expiration dates represent the Company's current estimate of the earliest date the contract for each rig is likely to expire. Many contracts permit the customer to terminate early or to extend the contract.
 (2) Participating in a cooperation agreement with Statoil. See "--Contracts."
 (3) Owned by a Norwegian company in which the Company has a 25% interest and which is controlled by a competitor; managed by the competitor.
 (4) Operated pursuant to a management contract.
 (5) Originally constructed in 1979, with upgrade and conversion to drilling mode expected to be completed in 1998. The Company has a letter agreement with Shell Deepwater Development for a five-year contract expected to commence in the second half of 1998. See "--Drilling Rig Fleet--Fleet Upgrades and Additions."
 (6) Operated pursuant to a bareboat charter with Ghana National Petroleum Company. Originally converted to drilling status in 1976, with upgrade completed in March 1997.
 (7) Dynamically positioned.
 (8) The Discoverer Enterprise is currently under construction in the Astano shipyard in Ferrol, Spain, and is expected to be operational in the fourth quarter of 1998. The rig will initially be equipped with sufficient riser to drill in 7,000 feet of water, but will be capable of operating at 10,000 feet of water with additional riser.
 (9) The Company announced plans to build the Discoverer Spirit in January 1998. The rig will be constructed at the Astano shipyard and is expected to be operational in the first quarter of 2000, working under a five-year contract for Unocal. The rig will initially be equipped with sufficient riser to drill in 8,500 feet of water, but will be capable of operating at 10,000 feet of water with additional riser.
(10) The Company announced plans to build a third Discoverer Enterprise-class drillship in February 1998, which is referred to in the table above as the Discoverer Enterprise III. The rig will be constructed at the Astano shipyard and is expected to be operational in the third quarter of 2000, working under a five-year contract for Chevron. The rig will initially be equipped with sufficient riser to drill in 8,000 feet of water, but will be capable of operating at 10,000 feet of water with additional riser.
(11) Mobilizing to the Bay of Cambay, India.

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

  The Company's fleet is currently located in the Gulf of Mexico, the North Sea, the Middle East and offshore Brazil and India. The Company also maintains offices, land bases and other facilities worldwide, including in Houston, Texas; Metairie, Amelia and Morgan City, Louisiana; Macae and Rio de Janeiro, Brazil; Aberdeen, Scotland; Cairo and Ras Shukhair, Egypt; Bergen, Harstad and Tananger, Norway; Ciudad Del Carmen, Mexico; Bombay and Bhavnagar, India; and Trinidad. Most of these facilities are leased by the Company.

DRILLING SERVICES

  The Company uses its engineering and operating expertise to provide turnkey drilling and well engineering and planning services to customers. These services are provided through service teams generally consisting of Company personnel and third-party subcontractors, with the Company frequently serving as lead contractor. The work generally consists of individual contractual agreements to meet specific customer needs and may be provided on either a dayrate or fixed price basis. As of March 1, 1998, the Company was performing such services under contracts in the U.K. sector of the North Sea, the Bay of Cambay, India, and the Bay of

Campeche, Mexico. In addition, the Company operates the platform drilling unit on Shell Offshore's Auger production platform, which is located in the U. S. Gulf of Mexico in approximately 3,000 feet of water.

  The Company also provides coiled tubing services to customers in the Norwegian and U.K. sectors of the North Sea, primarily for well intervention. Unlike conventional drilling units, which use sections of straight pipe connected together to form the drillstring, coiled tubing units utilize a coil of flexible steel tubing mounted on a reel. The tubing spools off the reel continuously into the wellbore behind the bottom-hole assembly and drill bit, in contrast to conventional rotary units, which must cease drilling to add each new section of pipe. Transocean has also developed proprietary technology to increase the efficiency of coiled tubing operations by mounting the tubing reel directly above the rotary table. The reduction in stress on the coil achieved by this technique is expected to increase the life of the coil and thereby reduce the cost of coiled tubing operations. The Company currently owns one drilling unit utilizing this technology for onshore operations, and has signed a letter of commitment to perform a drilling contract for ARCO Alaska, Inc. on the North Slope of Alaska and further develop the technology for eventual usage in offshore drilling operations.

  In May 1997, the Company divested certain non-core activities and associated assets within its drilling services line of business originally acquired in the Combination by selling the shares of a new corporate entity, Procon Offshore ASA, to investors in Norway. The net proceeds from the sale were approximately $106 million, goodwill was reduced by approximately $69 million and no gain or loss was recognized on the sale. The proceeds of the sale were used to repay debt.

DRILLING CONTRACTS

  The Company's contracts to provide offshore drilling services are individually negotiated and vary in their terms and provisions. The Company obtains most of its contracts through competitive bidding against other contractors. In some cases, the Company may be awarded drilling contracts for its deepwater and harsh-environment units without competitive bidding. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond the control of the Company. The Company also performs drilling services under turnkey contracts, which provide for payment of a fixed price per well. Revenues from dayrate contracts have historically accounted for substantially more of the Company's revenues than turnkey contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Results."

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

  In January 1998, the Company announced that it was discontinuing turnkey drilling operations in the U.S. Gulf of Mexico after experiencing a period of unsatisfactory operating performance. Financial results for the quarter ended December 31, 1997 include a $12.6 million accrual for turnkey losses to cover the estimated costs of abandoning one of the turnkey wells then in progress. See "Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations--Operating Results" and "--1997 Compared to 1996."

  The Company and Statoil are parties to a cooperation agreement extending through 2005. Under the cooperation agreement, the Company originally had committed four semisubmersibles--the Transocean Prospect, Transocean Searcher, Transocean Wildcat and Transocean Winner--for contract periods ranging from 2 1/2 to 4 years, with Statoil having options to extend the contracts at market rates in minimum one-year intervals for the remainder of the term. In October 1997, the Company and Statoil amended the cooperation agreement to add the Transocean Arctic and to make certain other changes, including the lengthening of notice periods for Statoil to extend the existing contracts and the determination of dayrates in the event of such extensions.

  During the past five years, the Company has engaged in offshore drilling for most of the leading international oil companies (or their affiliates) in the world, as well as for many government-controlled and independent oil companies. During this period, the Company's principal customers have included the Royal Dutch Shell Group, Statoil, Texaco, British Petroleum, Pemex, Gulf of Suez Petroleum Company ("GUPCO"), Amoco, Petrobras and Norsk Hydro. The Company's largest unaffiliated customers in 1997 were Statoil, Royal Dutch Shell Group and Amoco, accounting for 18.7 percent, 17.2 percent and 10.2 percent, respectively, of the Company's 1997 consolidated operating revenues.

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

  Domestically, oil and natural gas prices have been directly affected by such factors as natural gas production, availability of new oil and gas leases and governmental laws and regulations regarding, among other things, environmental protection and taxation. Factors that influence demand for the Company's services include worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices, the level of production by non-OPEC countries, contractual terms imposed by governments with respect to exploration and development of oil and gas resources, and advances in the technology relating to the exploration and development of hydrocarbon reserves. In addition, worldwide political and economic events, including initiatives by OPEC, are likely to cause price volatility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Outlook."

  The Company requires highly-skilled personnel to operate and provide technical services and support for its drilling units. During the industry downturn in the mid- to late-1980s and early- to mid-1990s, the industry's ability and need to recruit and train new personnel were severely curtailed. Because of the increased worldwide demand for offshore drilling services and the resulting higher utilization of existing rigs, a shortage of qualified personnel exists. This shortage may become more acute over the next several years as a number of new drilling units are expected to become operational. In response, the Company has initiated an aggressive recruitment and training program to meet its anticipated personnel needs.

  As of March 1, 1998, the Company had two rigs in shipyards undergoing conversion or construction, and had three additional rigs scheduled to begin construction or upgrade. Because of the increase in demand for offshore drilling rigs, as well as offshore equipment, shipyards are experiencing difficulty in hiring qualified workers and in procuring materials for outfitting vessels under construction. Shipyards and suppliers to the offshore petroleum industry are operating at or near capacity, resulting in the delay of ordered materials and equipment. These factors may contribute to cost variations and delays in the delivery of the Company's newly converted or constructed drilling units. Delays in delivery could result in delays in contract commencements for these units, resulting in a loss of revenue to the Company.

OPERATING RISKS

  The Company's operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel. Damage to the environment could also result from the Company's operations, particularly through oil spillage or extensive uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather.

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

  The Company is subject to liability under various environmental laws and regulations. See "--Regulation." The Company has generally been able to obtain some degree of contractual indemnification pursuant to which the Company's customer agrees to protect and indemnify the Company from liability for pollution and environmental damages; however, there is no assurance that the Company can obtain such indemnities in all of its contracts or that, in the event of extensive pollution and environmental damages, the customer will have the financial capability to fulfill its contractual obligation to the Company. Also, these indemnities may not be enforceable in all instances. No such indemnification is typically available for turnkey operations.

INTERNATIONAL OPERATIONS

  The Company has derived a majority of its revenues from its foreign operations in each of the past three years. The Company cannot predict whether foreign drilling operations will account for a greater or lesser percentage of such revenues in future periods. See Note 16 to the Company's consolidated financial statements.

  In some areas, the Company's foreign operations are subject to certain political and other uncertainties not encountered in domestic operations, including risks of war, expropriation of equipment, renegotiation or modification of existing contracts, taxation policies and the general hazards associated with foreign sovereignty over certain areas in which operations are conducted. The Company is protected to a substantial extent against capital loss (but generally not loss of revenue) from most of such risks through insurance, indemnity provisions in its drilling contracts or both, but usually not risk of expropriation or other political risks. See "--Operating Risks." The Company's operations are also subject to extensive regulation by foreign governments. See "--Regulation."

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

  Other risks inherent in foreign operations are the possibility of currency exchange losses where revenues are received and expenses are paid in currencies other than United States dollars. Losses can also result from an inability to collect dollar revenues because of a shortage of convertible currency available to the foreign country. Generally, the Company seeks to limit these risks by structuring contracts such that compensation is paid in United States dollars or freely convertible foreign currencies and, to the extent possible, by limiting acceptance of blocked currencies to amounts which match its expense requirements in local currency. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk--Foreign Exchange Risk."

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

EMPLOYEES

  As of December 31, 1997, the Company had approximately 3,500 employees. The Company requires highly skilled personnel to operate its drilling units. As a result, the Company conducts extensive personnel training and safety programs. The Company believes that in light of increased demand for drilling services, the possibility of a shortage of qualified personnel exists. The Company has initiated a training and recruitment program to address this issue; however, these increases in demand for drilling services may make retention of qualified personnel more difficult at current compensation levels.

  On a worldwide basis, the Company had approximately 28 percent of its employees working under collective bargaining agreements at December 31, 1997. The majority of these employees are represented by Norwegian unions. Of these represented employees, all are working under agreements that are subject to negotiation in 1998. In September 1997, a work stoppage by offshore workers represented by a Norwegian union affected three of the Company's rigs operating in Norway, resulting in a loss of dayrate revenues on the affected rigs. Work resumed on the affected rigs in October, and the dispute, which affected all offshore drilling companies in the Norwegian sector of the North Sea, was resolved through mandatory arbitration ordered by the Norwegian Parliament, with the union losing on all points in February 1998. The Company does not have any other collective bargaining agreements that are material to the Company and considers relations with its employees to be good.

ITEM 2. PROPERTIES

  The description of the Company's property included under "Item 1. Business" is incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

  The Company and Global Marine were parties to an agreement pursuant to which the Company participated in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participated in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. During April 1997, Global Marine initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement, including the distribution of revenues from the rigs and whether the Company's acquisition of Transocean ASA may have given rise to a right of first refusal on the part of Global Marine to purchase the Transocean Nordic. In March 1998, the Company reached a settlement with Global Marine resolving the disputed matters under the cash flow sharing agreement and terminating such agreement as of February 1, 1998. Pursuant to the settlement, the parties will have certain continuing rights to receive payments if any of the rigs covered by the former agreement are sold within three years. The Company will receive $18 million cash from Global Marine, resulting in an after tax gain of approximately $12 million, or $.11 per share, diluted. The net cash proceeds will be used to repay debt.

  During 1997, Kvaerner Installasjon a.s ("Kvaerner") in Norway performed modification and refurbishment work on one of the Company's fourth-generation semisubmersible drilling rigs, the Transocean Leader. Disputes have arisen with respect to the work performed and the amount owed with respect to such work. The amount in dispute is approximately $40 million. The Company has posted a letter of credit for approximately $30 million pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. The parties are continuing to discuss the matter, and the Company is unable to predict at this time the ultimate outcome of such discussions or any resulting judicial process; however, the Company believes Kvaerner's claims are without merit and that the outcome of the dispute will have no material adverse effect on the Company's operations or financial position.

  In 1990 and 1991, two of the Company's subsidiaries were served with assessments totaling approximately $11 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services ("ISS"). The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. The proceedings with respect to the 1991 assessment, which was for approximately $9 million, have reached the first level Brazilian state court, which rejected the Company's arguments. The Company has appealed that decision to the second level court. The legal and administrative decisions as to the 1990 assessments are still pending. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for ISS payments required to be paid by them. The Company believes the outcome of these assessments will have no material adverse affect on the Company's operations or financial position.

  The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any pending litigation will have a material adverse effect on its operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  AGE AS OF
              OFFICER                         OFFICE            MARCH 1, 1998
              -------                         ------            -------------
 J. Michael Talbert...............  Chairman of the Board and         51
                                     Chief Executive Officer
 W. Dennis Heagney................  Director, President and           50
                                     Chief Operating Officer
 Jon C. Cole......................  Senior Vice President             45
 Robert L. Long...................  Senior Vice President,            52
                                     Chief Financial Officer
                                     and Treasurer
 Donald R. Ray....................  Senior Vice President             51
 Alan A. Broussard................  Vice President                    52
 Eric B. Brown....................  Vice President, General           46
                                     Counsel and Secretary
 Paul A. King.....................  Vice President                    46
 Barbara S. Koucouthakis..........  Vice President and                39
                                     Controller
 Dennis R. Long...................  Vice President                    50

  The officers of the Company are elected annually by the Board of Directors. There is no family relationship between any of the above-named executive officers.

  J. Michael Talbert was elected a director and Chairman of the Board and Chief Executive Officer of the Company effective September 1, 1994 and currently serves in those capacities. Prior to assuming his current position with the Company, Mr. Talbert was President and Chief Executive Officer of Lone Star Gas Company, a division of Enserch Corporation, since May 1993, and served as President and Chief Operating Officer of Lone Star Gas Company from January 1991 to May 1993.

  W. Dennis Heagney was elected a director of the Company effective June 12, 1997 and President of the Company effective April 1, 1986 and currently serves in those capacities and as Chief Operating Officer, with direct responsibility for operations of the Company's mobile offshore drilling units and drilling services throughout the world other than Europe. He has been employed by the Company since 1969 and was elected Vice President in 1983 and Senior Vice President in 1984.

  Jon C. Cole was elected Senior Vice President of the Company effective April 1, 1993 and currently serves in that capacity, with responsibility for operations of the Company's mobile offshore drilling units and drilling services in Europe. Mr. Cole joined the Company in 1978 and was elected Vice President in 1990.

  Robert L. Long was elected Senior Vice President of the Company effective May 1, 1990 and Treasurer of the Company effective September 1, 1997 and currently serves in those capacities and as Chief Financial Officer. Mr. Long has been employed by the Company since 1976 and was elected Vice President in 1987.

  Donald R. Ray was elected Senior Vice President of the Company effective December 1, 1996 and currently serves in that capacity, with responsibility for technical services. Mr. Ray has been employed by the Company since 1972 and has served as a Vice President of the Company since 1986.

  Alan A. Broussard was elected Vice President of the Company effective February 12, 1998 and currently serves in that capacity, with responsibility for worldwide marketing. He has been employed by the Company since 1975.

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

  Dennis R. Long was elected Vice President of the Company effective July 1, 1997 and currently serves in that capacity, with responsibility for human resources and management information systems. Prior to assuming his current position with the Company, Mr. Long was Senior Vice President, Administration, since May 1995, of Enserch Corporation, and previously served Lone Star Gas Company, a division of Enserch Corporation, as Vice President, Human Resources and Services, from January 1986 to May 1995.

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

                                                               PRICE
                                                             --------------
                                                             HIGH      LOW
                                                             ----      ----
      1996
        First Quarter....................................... $26 1/2   $20 9/16
        Second Quarter......................................  29 1/2    23 1/4
        Third Quarter.......................................  30 7/8    24 7/16
        Fourth Quarter......................................  35 11/16  28 5/16
      1997
        First Quarter.......................................  35 11/16  26 1/8
        Second Quarter......................................  37 5/16   27 3/16
        Third Quarter.......................................  50 7/16   36 5/16
        Fourth Quarter......................................  60 1/2    39 3/8
      1998
        First Quarter (through February 27).................  48 3/16    35

  On February 27, 1998, the last reported sales price of the Company's common stock on the NYSE Composite Tape was $43 per share. On such date, there were approximately 350 holders of record of the Company's common stock and 99,943,804 shares of common stock outstanding.

  In September 1997, the Company effected a two-for-one split of its common stock in the form of a 100 percent stock dividend. All references in this annual report to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of shares of common stock issued and outstanding as a result of the dividend.

  The Company has paid quarterly cash dividends of $0.03 per share of its common stock since the fourth quarter of 1993. Any future declaration and payment of dividends will be (i) dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors,
(ii) subject to the discretion of the Board of Directors of the Company, (iii) subject to restrictions contained in the Company's bank credit agreement (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources") and (iv) payable only out of the Company's surplus or current net profits in accordance with Delaware law.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 has been derived from the audited consolidated financial statements of the Company included elsewhere herein. The selected consolidated financial data as of December 31, 1995, 1994 and 1993 and for each of the two years in the period ended December 31, 1994 has been derived from audited consolidated financial statements of the Company not included herein. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data." The statement of operations data for the year ended December 31, 1996 includes the operating results of Transocean ASA since September 1, 1996, the effective date of the Combination for accounting purposes.

                                                  YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                1997   1996  1995  1994  1993
                                               ------ ------ ----- ----- -----
                                               (IN MILLIONS, EXCEPT PER SHARE
                                                            DATA)
INCOME STATEMENT DATA
Operating Revenues............................ $  892 $  529 $ 323 $ 243 $ 271
Operating Income..............................    217    108    52    21    24
Income Before Cumulative Effect of Accounting
 Change(a)....................................    142     78    47    13    24
Income Before Cumulative Effect of Accounting
 Change Per Share(b)(c)
  Basic....................................... $ 1.40 $ 1.09 $0.83 $0.23 $0.50
  Diluted.....................................   1.38   1.07  0.82  0.23  0.50
OTHER FINANCIAL DATA
EBITDA(d)..................................... $  331 $  169 $  98 $  45 $  44
Cash Dividends Declared Per Share(b)(e)....... $ 0.12 $ 0.12 $0.12 $0.12 $0.03
Capital Expenditures(f)....................... $  406 $  213 $  19 $  59 $  10
BALANCE SHEET DATA (at end of period)
Total Assets.................................. $2,755 $2,443 $ 542 $ 493 $ 472
Total Debt....................................    733    420    30    30    --
Stockholders' Equity..........................  1,621  1,628   364   321   314

--------
(a) 1993 excludes a $10 million charge ($7 million after tax) which was recognized as a cumulative effect of accounting change relating to recording the transition obligation in connection with the adoption of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, in January 1993 and includes $24 million ($16 million after tax) of interest income relating to the settlement of Sonat Inc.'s (the Company's former parent) consolidated federal income tax case for the years 1983 to 1985.
(b) Income Before Cumulative Effect of Accounting Change Per Share and Cash Dividends Declared Per Share have been retroactively restated to reflect the increased number of shares of common stock issued and outstanding as a result of a two-for-one stock split effected in the form of a 100 percent stock dividend, which was paid in September 1997.
(c) Income Before Cumulative Effect of Accounting Change Per Share amounts prior to 1997 have been restated to comply with SFAS No. 128, Earnings Per Share (see Note 1 to the Company's consolidated financial statements).
(d) EBITDA (earnings before interest, taxes, depreciation and amortization) is presented here because it is a widely accepted financial indication of a company's ability to incur and service debt. EBITDA is not a measurement presented in accordance with generally accepted accounting principles ("GAAP") and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities. The 1993 amount excludes the cumulative effect of accounting change referred to in note (a) above.
(e) 1993 excludes $106 million paid to Sonat Inc. prior to the Company's initial public offering.
(f) Excludes the business combination with Transocean ASA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following information should be read in conjunction with the information contained in the Company's consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" elsewhere in this annual report.

OVERVIEW

  Transocean Offshore Inc. is a leading international provider of deepwater and harsh-environment contract drilling services for oil and gas wells. The Company currently owns, has ownership interests in or operates 30 mobile offshore drilling rigs (including one unit not yet in service). Transocean's fleet consists of seven fourth-generation semisubmersibles, fourteen second- and third-generation semisubmersibles, three drillships and six jackup rigs. In addition, the Company has under construction a new technologically advanced, ultra-deepwater drillship, to be named the "Discoverer Enterprise," and has announced contract commitments to construct two additional Discoverer Enterprise-class drillships. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company also provides additional drilling services, including turnkey drilling, coiled tubing drilling and well engineering and planning.

  The Company acquired over 99 percent of outstanding capital shares of Transocean ASA, a Norwegian company, pursuant to an exchange offer for Company common stock and cash completed in September 1996 and subsequent purchases of Transocean ASA shares in November and December 1996 (the "Combination"). All remaining outstanding shares were purchased in July 1997. The total purchase price was approximately $1.5 billion. The Combination was deemed effective for accounting purposes as of September 1, 1996. In May 1997, the Company divested certain non-core activities and associated assets within its drilling services line of business originally acquired in the Combination. The divestiture had no material effect on the financial results of the Company.

  In September 1997, the Company effected a two-for-one split of its common stock in the form of a 100 percent stock dividend. All references in this annual report to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of shares of common stock issued and outstanding as a result of the dividend.

OPERATING RESULTS

  Comparative data relating to the Company's operating revenues and operating income by segment and geographic area follows. In the table and related discussion below, the "Mobile Units" segment consists of the results of operations for drilling rigs contracted to customers primarily on a dayrate basis. The "Drilling Services" segment includes results of all other drilling services provided by the Company, including turnkey operations. The operating results of Transocean ASA are included from September 1, 1996. Prior period amounts have been reclassified to conform with the current presentation.

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
OPERATING REVENUES
Mobile Units
  U.S. Gulf of Mexico............................. $214,418  $141,210  $ 95,771
  North Sea and Europe............................  361,045   179,865    88,885
  Other Western Hemisphere........................   19,884    29,193    24,365
  Other Eastern Hemisphere........................   84,233    31,035    29,894
                                                   --------  --------  --------
                                                    679,580   381,303   238,915
                                                   --------  --------  --------
Drilling Services
  U.S. Gulf of Mexico.............................   56,335    37,567    33,295
  North Sea and Europe............................  117,211    61,723    10,914
  Other Western Hemisphere........................   38,397    31,120    36,711
  Other Eastern Hemisphere........................      439    17,420     4,976
                                                   --------  --------  --------
                                                    212,382   147,830    85,896
                                                   --------  --------  --------
Intersegment Eliminations(a)......................       --      (230)   (2,153)
                                                   --------  --------  --------
Total Operating Revenues.......................... $891,962  $528,903  $322,658
                                                   ========  ========  ========
OPERATING INCOME (LOSS)(b)
Mobile Units
  U.S. Gulf of Mexico............................. $124,893  $ 74,062  $ 28,709
  North Sea and Europe............................   80,982    32,348    20,032
  Other Western Hemisphere........................    5,514     5,981     3,908
  Other Eastern Hemisphere........................   41,606     4,952     8,290
  Other...........................................  (10,791)   (5,632)   (5,542)
                                                   --------  --------  --------
                                                    242,204   111,711    55,397
                                                   --------  --------  --------
Drilling Services
  U.S. Gulf of Mexico.............................  (14,206)     (355)    5,480
  North Sea and Europe............................   11,402     5,895     3,280
  Other Western Hemisphere........................    5,750     5,761     4,247
  Other Eastern Hemisphere........................      267     2,538       161
  Other...........................................   (1,220)   (1,131)   (1,147)
                                                   --------  --------  --------
                                                      1,993    12,708    12,021
                                                   --------  --------  --------
Corporate Expenses................................  (26,721)  (16,805)  (15,330)
                                                   --------  --------  --------
Operating Income.................................. $217,476  $107,614  $ 52,088
                                                   ========  ========  ========

--------
(a) Intersegment eliminations reflect the elimination of operating revenues earned when one of the Company's business segments provides services to another of the Company's business segments.
(b) Amounts shown are after applicable depreciation and amortization.

1997 COMPARED TO 1996

  Net income for the year ended December 31, 1997 was $141.9 million or $1.38 per share, diluted, compared to $78.0 million or $1.07 per share, diluted, for 1996, an increase of $63.9 million or $0.31 per share, diluted. The increase in 1997 resulted primarily from increased dayrates and the inclusion of the Transocean ASA results for the entire year, partially offset by a decrease in other income. The diluted weighted-average number of shares of common stock was 102.8 million and 73.1 million for the years ended December 31, 1997 and 1996, respectively. The increase was primarily due to the shares of common stock issued in the Combination.

  Revenues were $892.0 million for the year ended December 31, 1997, compared to $528.9 million for the prior year, an increase of $363.1 million or 69 percent. Operating income was $217.5 million in 1997 compared to $107.6 million for the year ended December 31, 1996, an increase of $109.9 million or 102 percent.

  Revenues and operating income from Mobile Units increased significantly in 1997 compared to the prior year. In the U.S. Gulf of Mexico, the increases resulted primarily from higher dayrates earned and the inclusion during the third and fourth quarters of operations of (i) a drillship that operated in Other Western Hemisphere in the prior year and (ii) a newly upgraded semisubmersible that commenced operations in the third quarter. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination. The decreases in revenues and operating income for Other Western Hemisphere were due to the moving of the drillship referred to above to the U.S. Gulf of Mexico in early 1997 for an upgrade and to commence operations, partially offset by operations added through the Combination. The increases in Other Eastern Hemisphere were due primarily to the results of a semisubmersible added through the Combination, higher dayrates earned during 1997 and full utilization of two jackup rigs that were stacked during a portion of 1996.

  Revenues from Drilling Services increased during the year ended December 31, 1997 compared to 1996, while operating income decreased during the same period. In the U.S. Gulf of Mexico, the increase in revenues resulted primarily from a higher number of turnkey wells completed during the current period compared to the prior year. Operating losses in the U.S. Gulf of Mexico increased in 1997 compared to the prior year primarily due to higher losses from turnkey drilling services, including an estimated loss on one well in progress at the end of 1997. In January 1998, the Company announced that it was closing down the operations of its U.S. Gulf of Mexico turnkey drilling services. In the North Sea and Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination. The decreases in Other Eastern Hemisphere resulted primarily from services provided in Qatar and Senegal during 1996 that were not performed in 1997. Revenues increased and operating income decreased slightly in Other Western Hemisphere in 1997. During 1997, the Company completed the first well of a $124 million three-well turnkey drilling package offshore Mexico, while the Company completed the final two wells of a $64 million five-well turnkey drilling package offshore Mexico during the prior year.

  Corporate expenses increased $9.9 million, from $16.8 million in 1996 to $26.7 million in the current year primarily due to increased costs to integrate and manage a larger organization. The corporate organization expanded to accommodate the overall growth of the Company as a result of the Combination and the increased activity in the industry, including major new construction programs, increased recruiting and training activity and upgrade and expansion of communication and data processing systems.

  Depreciation and amortization expense was $103.0 million in 1997 compared to $46.6 million in 1996. The increased expense was primarily due to additional depreciation on property and equipment acquired in the Combination and amortization of goodwill relating to the Combination.

  Other income (expense), net, decreased from income of $14.0 million in 1996 to expense of $10.2 million in the current year. During 1997, the Company recognized lower interest income due to lower average cash balances and higher net interest expense due primarily to increased debt relating to the Combination and the Public Debt Offering. See "--Liquidity and Capital Resources." Other expense in 1997 included $1.6 million in realized losses on foreign exchange derivative instruments, while 1996 included a $6.6 million pre-tax gain on the disposal of a jackup rig. Higher equity in earnings of joint ventures resulted primarily from higher dayrates earned on the two rigs partially owned by the Company through Arcade Drilling. See Note 15 to the Company's consolidated financial statements.

  Income tax expense increased by $21.7 million due primarily to higher pre-tax earnings during 1997 as compared to 1996, partially offset by a decrease in earnings of foreign subsidiaries subject to tax. The decrease in the Company's effective tax rate below the U.S. statutory rate is primarily due to the permanent reinvestment of earnings of certain foreign subsidiaries.

1996 COMPARED TO 1995

  Net income for the year ended December 31, 1996 was $78.0 million, or $1.07 per share, diluted, compared to $46.9 million or $0.82 per share, diluted, in 1995, an improvement of $31.1 million or $0.25 per share, diluted. The increase for 1996 reflects the continuation of the high rig utilization rates experienced in 1995, along with inclusion of the results of Transocean ASA following the September 1996 Combination. The diluted weighted-average number of shares was 73.1 million and 57.3 million for the years ended December 31, 1996 and 1995, respectively. The increase in the weighted-average number of shares was primarily due to shares of common stock issued in the Combination in September 1996.

  Revenues were $528.9 million in 1996 compared to $322.7 million in 1995, an increase of $206.2 million or 64 percent. Transocean ASA operations resulted in $148.6 million of revenues for the period from September 1, 1996, the effective date of the Combination, of which $102.0 million was related to Mobile Units and $46.6 million was related to Drilling Services. The remaining increase in revenues was primarily attributed to improved dayrates during the year.

  Revenues and operating income from Mobile Units increased significantly in 1996 compared to 1995. The increases in the U.S. Gulf of Mexico resulted primarily from higher dayrates earned and from the relocation of one rig from Europe where it worked during a portion of 1995. Partially offsetting these increases were lower revenues and operating income in 1996 due to the sale of five bottom-supported rigs in the third quarter of 1995. The increases in revenues and operating income from the North Sea and Europe resulted primarily from the inclusion of Transocean ASA results following the Combination. Although dayrates increased in the North Sea and Europe in 1996 over 1995, the effect of the increase was offset by the relocation of one rig to the U.S. Gulf of Mexico in the third quarter of 1995. The increases in Other Western Hemisphere resulted primarily from the inclusion of Transocean ASA results following the Combination.

  Revenues from Drilling Services increased in 1996 compared to 1995, while operating income remained relatively constant. The largest increases in Drilling Services were in the North Sea and Europe, principally due to the inclusion of Transocean ASA results following the Combination and the expansion of drilling services provided. Revenues and operating income increases in Other Eastern Hemisphere resulted from services performed in Qatar and Senegal during 1996. The operating loss in the U.S. Gulf of Mexico resulted primarily from losses in 1996 on five turnkey wells.

  Corporate expenses increased $1.5 million, from $15.3 million in 1995 to $16.8 million in 1996 primarily due to increased costs to integrate and manage a larger organization. The corporate organization expanded to accommodate the overall growth of the Company as a result of the Combination and the increased activity in the industry, including major new construction programs, increased recruiting and training activity and upgrade and expansion of communication and data processing systems.

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

OTHER FACTORS AFFECTING OPERATING RESULTS

  The Company requires highly-skilled personnel to operate and provide technical services and support for its drilling units. During the industry downturn in the mid- to late-1980s and early- to mid-1990s, the industry's ability and need to recruit and train new personnel were severely curtailed. Because of the increased worldwide demand for offshore drilling services and the resulting higher utilization of existing rigs, a shortage of qualified personnel exists. This shortage may become more acute over the next several years as a number of new drilling units are expected to become operational. In response, the Company has initiated an aggressive recruitment and training program to meet its anticipated personnel needs.

  As of March 1, 1998, the Company had two rigs in shipyards undergoing conversion or construction, and had three additional rigs scheduled to begin construction or upgrade. Because of the increase in demand for offshore drilling rigs, as well as offshore equipment, shipyards are experiencing difficulty in hiring qualified workers and in procuring materials for outfitting vessels under construction. Shipyards and suppliers to the offshore petroleum industry are operating at or near capacity, resulting in the delay of ordered materials and equipment. These factors may contribute to cost variations and delays in the delivery of the Company's newly converted or constructed drilling units. Delays in delivery could result in delays in contract commencements for these units, resulting in a loss of revenue to the Company.

  The general rate of inflation in the United States and the majority of the foreign countries in which the Company operates has been moderate over the past several years and has not had a material impact on the Company's results of operations. However, due to the actual and expected increase in the demand for offshore drilling rigs, the Company has experienced and may continue to experience higher labor, transportation and other operating expenses as a result of an increased need for qualified personnel and services.

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

  The Company's operations are also subject to extensive regulation by foreign governments. The Company's ability to compete in the international drilling market may be adversely affected by foreign governmental practices which favor or effectively require the awarding of drilling contracts to local contractors. The Company expects to continue to structure its operations through appropriate means in order to remain competitive in the international markets.

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

  On a worldwide basis, the Company had approximately 28 percent of its employees working under collective bargaining agreements at December 31, 1997. Of these represented employees, all are working under agreements that are subject to negotiation in 1998. The majority of these employees are represented by Norwegian unions. In September 1997, a work stoppage by offshore workers represented by a Norwegian union affected three of the Company's rigs operating in Norway, resulting in a loss of dayrate revenues on the affected rigs. Work resumed on the affected rigs in October, and the dispute, which affected all offshore drilling companies in the Norwegian sector of the North Sea, was resolved through mandatory arbitration ordered by the Norwegian Parliament, with the union losing on all points in February 1998.

MARKET OUTLOOK

  Higher utilization and higher dayrates for rigs in the deepwater and harsh-environment markets continued throughout 1997. The improvements in these markets are due in part to technological advances such as 3D seismic that have improved the economics of offshore exploration and development, as well as the greater availability of attractive concessions in markets throughout the world. Operators continue to show more interest in deepwater areas worldwide, including the U.S. Gulf of Mexico, West Africa and in some of the North Sea's more demanding locations, particularly the harsh-environment areas west of Shetlands and northern areas offshore Norway. As a result of the improved market conditions, rigs are being contracted under longer term agreements at higher dayrates, with customers often paying for upgrades to the rigs to operate in more challenging conditions. In response to the demands of its customers, the Company is also providing a variety of drilling services, including coiled tubing drilling and services and well planning, engineering and management.

  Historically, the contract drilling market has been highly competitive and cyclical. As a result, the Company cannot predict the extent to which the current market conditions will continue. Oil prices began declining during the latter part of 1997 continuing into the first quarter of 1998; if prices remain at current levels or continue to decline for an extended period, reduced demand for the Company's contract drilling services could result. In addition, a number of drilling contractors commenced upgrading existing rigs or constructing new rigs that will be capable of competing with the Company's deepwater and harsh-environment rigs. Although most of these rigs are being built pursuant to long-term contract commitments, there can be no assurance that, upon the expiration of such contracts and the contracts for the Company's rigs, the then-current market conditions will be favorable and that current high utilization rates and dayrates will continue.

LIQUIDITY AND CAPITAL RESOURCES

 Sources and Uses of Cash

  Cash flows provided by operations for 1997 were $163.6 million, compared to $125.5 million for 1996, an increase of $38.1 million. The increase was primarily due to a $63.9 million increase in net income and a $56.4 million increase in depreciation and amortization resulting from the Combination and rig upgrades, offset by a decrease due to changes in working capital components.

  Cash flows used in investing activities for 1997 were $305.4 million, compared to $453.6 million for 1996, a decrease of $148.2 million. During the current year, the Company significantly increased its capital expenditures related to its rig construction and upgrades. The Company also received cash proceeds from the divestiture of certain non-core drilling services activities and assets, while in the prior year the Company used cash in the Combination.

  Cash flows provided by financing activities for 1997 were $171.9 million, compared to $239.2 million for 1996, a decrease of $67.3 million. During 1997, the Company increased its borrowings through the $300 million Public Debt Offering and the Project Financing Agreement (both of which are defined below). This was partially offset by repayments on its Term Loan Facility and Revolving Credit Facility (both of which are defined below) and from cash used to repurchase 3,784,000 shares of the Company's common stock. During the prior year, the

Company increased its borrowings under the Term Loan Facility and Revolving Credit Facility and repaid debt assumed in the Combination.

 Capital Expenditures

  The Company's investments in its existing fleet and fleet additions continue to require significant capital expenditures. Capital expenditures totaled $406.5 million in 1997 and are expected to be approximately $310 million in 1998, excluding amounts that may be spent in 1998 on the Company's recently announced Discoverer Enterprise-class drillships.

  In January 1998, the Discoverer Enterprise sustained damage to its hull when it separated from its moorings during a severe windstorm while undergoing construction in the Astano shipyard. Repairs to the drillship are expected to delay delivery approximately six weeks, and as a result, commencement of operations is now expected in the fourth quarter of 1998. During 1997, approximately $111.6 million was spent on the Discoverer Enterprise construction project, and the Company expects to spend approximately $144 million on this project during 1998, excluding amounts related to the hull damage, which the Company believes to be fully covered by Astano under the construction contract. The Company has purchased an insurance policy covering a portion of lost revenues in the event of significant delays in the delivery of the Discoverer Enterprise caused by covered physical events, subject to certain deductibles and other conditions.

  During the third quarter of 1997, the Transocean Marianas was damaged by a fire while it was in the shipyard undergoing conversion. The fire damaged the rig's electrical system but resulted in no major structural damage to the rig and no injury to personnel. The Transocean Marianas conversion project was expected to have been completed during the fourth quarter of 1997, and the rig was to then commence a five-year contract with Shell Offshore Inc. As a result of the fire, it is expected that completion of the project will be delayed until the second half of 1998. The Company believes that the costs to repair the damage caused by the fire are fully insured. During 1997, approximately $108.2 million was spent on the conversion project, and the Company expects to spend approximately $52 million in 1998 to complete conversion of the rig, excluding amounts related to the fire damage.

  The Company also performed major capital upgrades on the Discoverer Seven Seas, the Transocean Leader and the Transocean Amirante during 1997, for an aggregate expenditure of $133.5 million.

  In January 1998, the Company announced plans to construct a Discoverer Enterprise-class ultra-deepwater drillship, to be named "Discoverer Spirit," which will initially be outfitted to drill in 8,500 feet of water, but will be capable of drilling in water depths up to 10,000 feet. The Company has received a contract commitment from Union Oil Company of California for a firm period of five years plus up to five one-year options. The vessel's hull and major marine systems will be constructed at the Astano shipyard in Spain, where the Discoverer Enterprise is currently under construction, with the derrick, derrick substructure, BOP and other modules to be constructed at U.S. Gulf Coast facilities, for an aggregate cost of approximately $318 million, including capitalized interest and other non-hardware costs. The Discoverer Spirit is expected to become operational in the first quarter of 2000. The Company expects to spend approximately $82 million on this project during 1998.

  In February 1998, the Company announced plans to construct another Discoverer Enterprise-class ultra-deepwater drillship, which will be equipped initially to drill in 8,000 feet of water, but like its sister drillships, will be capable of drilling in water depths up to 10,000 feet. The Company has received a contract commitment from Chevron USA, Inc. for a period of five years plus three one-year options. Initial operations in the U.S. Gulf of Mexico are expected to commence in the third quarter of 2000. The vessel's hull and major marine systems will be constructed at the Astano shipyard in Spain with the derrick, derrick substructure, BOP and other modules to be constructed at U.S. Gulf Coast facilities, for an aggregate cost in excess of $300 million, including capitalized interest and other non-hardware costs. The Company expects to spend approximately $59 million on this project in 1998.

  As with any major construction project that takes place over an extended period of time, actual costs and the timing of capital expenditures for the Company's rig construction projects may vary from initial estimates based on finalization of the design and actual terms of awarded contracts. See "--Other Factors Affecting Operating Results." The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Credit Agreement and other commercial bank or capital market financings, including potential public offerings under the Company's shelf registration statement (discussed below), and in the case of the Discoverer Enterprise, financing under the Project Financing Agreement.

 Debt

  Credit Agreement. In connection with the Combination, the Company entered into a secured credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Credit Agreement"). Prior to the amendment discussed below, the Credit Agreement provided for borrowing by the Company under a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at December 31, 1997) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants and an interest coverage ratio which could limit the Company's ability to pay dividends in the future. Quarterly principal payments began on the Term Loan Facility on December 31, 1996. The Credit Agreement has a maturity date of July 30, 2002.

  In connection with the public offering of the debt securities discussed below, the Credit Agreement was amended to, among other things, release all security, convert $140 million of the term loans into revolving loans, and change the applicable margins over LIBOR and the applicable commitment fees. Following the amendment, the Credit Agreement provides for a $540 million Revolving Credit Facility, with no Term Loan Facility. In December 1997, the Credit Agreement was further amended to remove the restrictions on repurchase of capital stock and the covenant regarding maintenance of a minimum consolidated net worth. As of December 31, 1997, $206.4 million in borrowings were outstanding under the Credit Agreement.

  Project Financing Agreement. In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc., entered into a bank financing agreement dated as of December 27, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Project Financing Agreement"). Approximately $340 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66 million is to be repaid upon completion of construction and acceptance of the two vessels (no later than December 31, 1998) by Amoco Exploration and Production Company ("Amoco"), which is contracting the rigs for a period of five years following completion. It bears an interest rate of LIBOR plus 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $66 million utilizing funds borrowed under the Revolving Credit Facility. The second tranche of $274.5 million (of which $130.2 million in borrowings were outstanding as of December 31, 1997) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two vessels by Amoco (no later than December 31, 1998). The term financing would mature over a period of five years. The term financing would also be divided into two tranches, the relative amounts of which would depend on various factors. One tranche of the term financing would be sized based upon and repaid from the net cash flows generated from the Amoco contracts (the "Amoco Cash Flows"). The Company has the option to accept term financing for the Amoco Cash Flows at LIBOR plus
0.65 percent or to enter into an uncommitted lease securitization program at commercial paper rates plus approximately 0.28 percent. The second tranche of the term facility would be repaid from Company cash flows to the extent the Amoco Cash Flows do not cover scheduled repayments. The Company has the option to accept term financing for the Company cash flows at LIBOR plus 1.125 percent for a period of three years and LIBOR plus 1.25 percent thereafter or to enter into an uncommitted lease securitization program at commercial paper rates plus approximately 0.58 percent (as long as the Company's credit rating is BBB- or Baa3 or better). As of December 31, 1997, $196.2 million in borrowings were outstanding under the Project Financing Agreement.

  Public Debt Offering. In April 1997, the Company completed the public offering and sale of $300 million aggregate principal amount of senior, unsecured debt securities. The securities sold consisted of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00% Debentures due April 15, 2027 (the "Debentures"). Holders of Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100 percent of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100 percent of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures using a discount rate equal to the then-prevailing yield of U.S. Treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year, commencing October 15, 1997. The indenture and supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to (i) incur indebtedness secured by certain liens, (ii) engage in certain sale/leaseback transactions and (iii) engage in certain merger, consolidation or reorganization transactions. The net proceeds were used to repay amounts outstanding under the Credit Agreement.

  Notes Payable. In February 1994, the Company issued $30 million aggregate principal amount of unsecured 6.90% notes due February 15, 2004 in a private placement. The note purchase agreement underlying the notes requires compliance with various restrictive covenants substantially the same as those under the Credit Agreement, including an interest coverage ratio that could limit the Company's ability to pay dividends in the future. In December 1997, the note purchase agreement was amended to remove the restrictions on repurchase of capital stock and the covenant regarding maintenance of a minimum consolidated net worth. The notes mature as follows: 1998 through 2002-$4.6 million each year, and $7.0 million thereafter.

  Letters of Credit. The Company had letters of credit outstanding at December 31, 1997 totaling $36.3 million, including $29.7 million relating to the legal dispute with Kvaerner Installasjon a.s. See Note 11 to the Company's consolidated financial statements. The remaining $6.6 million guarantees various insurance and contract bidding activities.

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

 Stock Repurchase

  In February 1997, the Company repurchased 1,786,000 shares of its common stock for $49.9 million pursuant to authority previously granted by the Board of Directors. In May 1997, the Company's Board of Directors authorized the repurchase of up to $200 million of its common stock from time to time on the open market or in privately negotiated transactions. In September 1997, the Company repurchased 1,000,000 shares of its common stock for a total of $46.4 million, and in November and December 1997, the Company repurchased 998,000 shares of its common stock for a total of $48.0 million. Borrowings under the Revolving Credit Facility were used to fund the repurchases. The Board of Directors regularly reviews the possibility of repurchasing common stock in light of prevailing stock prices and the financial position of the Company.

 Derivative Instruments

  The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting.

  Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. As of December 31, 1997, all foreign exchange derivative instruments not qualifying as accounting hedges had expired. The Company recognized a net pre-tax loss of $1.6 million on such instruments for the year ended December 31, 1997.

  The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At December 31, 1997, the net unrealized loss on open interest rate swaps was $3.5 million, which has been deferred because the Company intends to maintain the underlying debt through its maturity. During the second quarter of 1997 the Company closed out certain interest rate options and swaps when they ceased to be an effective hedge, recognizing a loss of approximately $0.4 million.

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

 Sources of Liquidity

  The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its Credit Agreement, Project Financing Agreement and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments and capital expenditures for new rig construction and upgrade/conversion projects.

 Asset Divestiture

  In May 1997, the Company divested certain non-core activities and associated assets within its drilling services line of business originally acquired in the Combination by selling the shares of a new corporate entity, Procon Offshore ASA, to investors in Norway. The net proceeds from the sale were approximately $106 million, goodwill was reduced by approximately $69 million and no gain or loss was recognized on the sale.

 Cash Settlement

  In March 1998, the Company reached an agreement with Global Marine that terminated the cash flow sharing agreement, effective February 1, 1998, with certain continuing rights if any of the rigs are sold within three years, and settled all disputed matters as more fully described in Notes 11 and 18 to the Company's consolidated financial statements. Under the terms of this agreement, the Company will receive $18 million in cash resulting in an after tax gain of approximately $12 million, or $0.11 per share, diluted. The net proceeds will be used to repay debt.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires that all items that are recognized under accounting standards as components of comprehensive income be displayed in a financial statement with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 during the first quarter of 1998. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

  Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this standard in the first quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements.

YEAR 2000 ISSUE

  The Company uses a variety of computer information systems. It is possible that certain of these systems will not be able to process dates beginning in the year 2000, as many such systems are based on storing two digits to identify a particular year rather than a full four digits and are not designed to take into account the start of a new century. The Company has performed a survey of all of its business, financial and engineering information systems and identified and commenced replacement of software and hardware systems determined not to be compliant. The Company expects to complete this process during the first half of 1999. A plan has been developed to survey all rig equipment utilizing program logic chips, identify those that are year 2000 compliant and replace or upgrade those that are not. This plan is in the process of being implemented and the Company expects full implementation by the second quarter of 1999; however, the Company is unable at this point in the implementation process to predict the timing, extent or estimated cost of any replacement or upgrades that may be required. There can be no assurance that the Company will successfully be able to identify and remedy all potential year 2000 problems in the operations area in advance of their occurrence. Any such problems, if they arise, could cause downtime on the Company's offshore drilling units leading to a loss of revenues, and depending upon the extent of the problems, could have a material adverse effect upon the operations or financial results of the Company.

FORWARD-LOOKING INFORMATION

  The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "should" occur, and similar expressions, are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to industry and market conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, political instability in foreign jurisdictions, scheduled completion of construction projects, the labor market for skilled personnel in the offshore drilling industry and other factors discussed in this annual report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations and interest rate swaps. The tables below provide information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates.

  For debt obligations, the table below presents expected cash flows and related weighted-average interest rates expected by maturity dates. Weighted-average variable rates are based on estimated LIBOR and commercial paper rates as of December 31, 1997 plus applicable margins. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of December 31, 1997.

                                            EXPECTED MATURITY DATE

                                                                                 FAIR VALUE
                         1998    1999   2000   2001    2002   THEREAFTER TOTAL    12/31/97
                         ----    -----  -----  -----  ------  ---------- ------  ----------
                              (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGES)
LONG-TERM DEBT
 Fixed Rate              $4.8    $ 4.8  $ 4.8  $ 4.8  $  4.8   $307.3(b) $331.3    $371.5
   Average interest
    rate................  6.9%     6.9%   6.9%   6.9%    6.9%       7.8%    7.7%
 Variable Rate.......... $ --(a) $26.0  $26.0  $26.0  $298.4   $   26.2  $402.6    $402.6
   Average interest
    rate................           6.0%   6.0%   6.0%    6.2%       6.0%    6.2%

--------
(a) Assumes $66 million in scheduled maturities are funded with other variable rate debt with a maturity of 2002.
(b) Includes $0.8 million of unaccreted discount to be paid at maturity.

  For interest rate swaps, the table below presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. The average receive rate under the interest rate swaps is based on estimated commercial paper rates. The fair value of the interest rate swaps is based on the market value of similar swap arrangements as of December 31, 1997.

                                            EXPECTED MATURITY DATE

                                                                               FAIR VALUE
                         1998   1999   2000   2001   2002   THEREAFTER TOTAL    12/31/97
                         -----  -----  -----  -----  -----  ---------- ------  ----------
                         (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGES)
INTEREST RATE SWAPS
 Pay fixed/receive
  variable.............. $15.1  $59.4  $58.7  $47.2  $50.6    $40.2    $271.2    $(3.5)
   Average pay rate.....   6.4%   6.4%   6.4%   6.4%   6.4%     6.4%      6.4%
   Average receive rate.   5.7%   5.7%   5.7%   5.7%   5.7%     5.7%      5.7%

FOREIGN EXCHANGE RISK

  The Company operates internationally, resulting in exposure to foreign exchange risk. The Company uses a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract terms and the use of foreign exchange derivative instruments or spot purchases. The Company does not enter into derivative transactions for speculative purposes. At December 31, 1997 the Company had no material open foreign exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
 Transocean Offshore Inc.

  We have audited the accompanying consolidated balance sheets of Transocean Offshore Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Offshore Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          [ERNST & YOUNG LLP]

Houston, Texas
February 6, 1998, except for Note 18
 as to which the date is March 18, 1998

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                   (IN THOUSANDS, EXCEPT PER
                                                          SHARE DATA)
OPERATING REVENUES................................ $891,962  $528,903  $322,658
                                                   --------  --------  --------
COSTS AND EXPENSES
  Operating and maintenance.......................  546,025   358,729   228,539
  Depreciation and amortization...................  103,017    46,587    26,995
  General and administrative......................   25,444    15,973    15,036
                                                   --------  --------  --------
                                                    674,486   421,289   270,570
                                                   --------  --------  --------
OPERATING INCOME..................................  217,476   107,614    52,088
                                                   --------  --------  --------
OTHER INCOME (EXPENSE), NET
  Equity in earnings of joint ventures............   10,196     5,168     1,892
  Interest income.................................    1,854     6,228     6,216
  Interest expense, net of amounts capitalized....  (22,853)   (7,220)   (2,519)
  Other, net......................................      572     9,862    17,472
                                                   --------  --------  --------
                                                    (10,231)   14,038    23,061
                                                   --------  --------  --------
INCOME BEFORE INCOME TAXES........................  207,245   121,652    75,149
Income Taxes......................................   65,312    43,607    28,201
                                                   --------  --------  --------
NET INCOME........................................ $141,933  $ 78,045  $ 46,948
                                                   ========  ========  ========
EARNINGS PER SHARE
  Basic........................................... $   1.40  $   1.09  $   0.83
                                                   ========  ========  ========
  Diluted......................................... $   1.38  $   1.07  $   0.82
                                                   ========  ========  ========
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic...........................................  101,234    71,678    56,509
  Diluted.........................................  102,784    73,119    57,322
Dividends Paid Per Share.......................... $   0.12  $   0.12  $   0.12
                                                   ========  ========  ========


                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                          ----------------------
                                                             1997        1996
                         ASSETS                           ----------  ----------
                                                             (IN THOUSANDS,
                                                           EXCEPT SHARE DATA)
Cash and Cash Equivalents...............................  $   54,225  $   24,154
Accounts Receivable
  Trade.................................................     175,486     150,546
  Other.................................................      24,230      18,027
Deferred Income Taxes...................................       4,418      17,207
Materials and Supplies..................................      30,917      26,556
Prepayments.............................................       9,389       8,913
Other Current Assets....................................       8,425       6,843
                                                          ----------  ----------
    Total Current Assets................................     307,090     252,246
                                                          ----------  ----------
Property and Equipment..................................   2,113,462   1,751,863
Less Accumulated Depreciation...........................     445,488     381,514
                                                          ----------  ----------
  Property and Equipment, net...........................   1,667,974   1,370,349
                                                          ----------  ----------
Goodwill, net...........................................     693,154     763,173
Investments in and Advances to Joint Ventures...........      45,869      35,608
Other Assets............................................      41,001      21,838
                                                          ----------  ----------
    Total Assets........................................  $2,755,088  $2,443,214
                                                          ==========  ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable
  Trade.................................................  $   61,393  $   63,124
  Affiliates............................................       1,604       3,908
Accrued Income Taxes....................................      47,002      57,666
Current Portion of Long-Term Debt.......................       4,812      28,013
Other Current Liabilities...............................      70,381      78,767
                                                          ----------  ----------
    Total Current Liabilities...........................     185,192     231,478
                                                          ----------  ----------
Long-Term Debt..........................................     728,282     392,322
Deferred Income Taxes...................................     171,306     151,980
Other Long-Term Liabilities.............................      49,130      39,725
                                                          ----------  ----------
    Total Long-Term Liabilities.........................     948,718     584,027
                                                          ----------  ----------
Commitments and Contingencies...........................
Preferred Stock, $0.10 par value; 50,000,000 shares
 authorized, none issued and outstanding................          --          --
Common Stock, $0.01 par value; 150,000,000 shares
 authorized; 103,700,638 shares issued, including shares
 in treasury, and 99,916,638 shares outstanding at
 December 31, 1997 and 103,045,970 shares issued and
 outstanding at December 31, 1996.......................       1,037         515
Less Common Stock in Treasury, at cost; 3,784,000 shares
 at December 31, 1997...................................    (144,297)         --
Additional Paid-in Capital..............................   1,509,110   1,501,159
Retained Earnings.......................................     255,328     126,035
                                                          ----------  ----------
    Total Stockholders' Equity..........................   1,621,178   1,627,709
                                                          ----------  ----------
    Total Liabilities and Stockholders' Equity..........  $2,755,088  $2,443,214
                                                          ==========  ==========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          COMMON STOCK    TREASURY STOCK    ADDITIONAL                TOTAL
                         --------------- -----------------   PAID-IN    RETAINED  STOCKHOLDERS'
                         SHARES   AMOUNT SHARES   AMOUNT     CAPITAL    EARNINGS     EQUITY
                         -------  ------ ------  ---------  ----------  --------  -------------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at December 31,
 1994...................  56,722  $  284     --  $      --  $  304,807  $ 16,056   $  321,147
  Net income............      --      --     --         --          --    46,948       46,948
  Exercise of stock
   options..............     118      --     --         --       1,172        --        1,172
  Restricted stock
   grants, including
   early vesting........     (10)     --     --         --         634        --          634
  Unrealized gain on
   marketable security..      --      --     --         --         141        --          141
  Tax benefit from
   exercise of stock
   options..............      --      --     --         --         689        --          689
  Cost of secondary
   offering.............      --      --     --         --        (350)       --         (350)
  Cash dividends ($0.12
   per share)...........      --      --     --         --          --    (6,808)      (6,808)
                         -------  ------ ------  ---------  ----------  --------   ----------
Balance at December 31,
 1995...................  56,830     284     --         --     307,093    56,196      363,573
                         -------  ------ ------  ---------  ----------  --------   ----------
  Net income............      --      --     --         --          --    78,045       78,045
  Exercise of stock
   options..............     362       2     --         --       3,479        --        3,481
  Restricted stock
   grants, net of
   forfeitures..........      56      --     --         --         491        --          491
  Reverse unrealized
   gain on marketable
   security sold during
   the period...........      --      --     --         --        (570)       --         (570)
  Stock issued for
   Combination, net.....  45,842     229     --         --   1,191,958        --    1,192,187
  Purchase and
   cancellation of
   common stock.........     (44)     --     --         --      (1,292)       --       (1,292)
  Cash dividends ($0.12
   per share)...........      --      --     --         --          --    (8,206)      (8,206)
                         -------  ------ ------  ---------  ----------  --------   ----------
Balance at December 31,
 1996................... 103,046     515     --         --   1,501,159   126,035    1,627,709
                         -------  ------ ------  ---------  ----------  --------   ----------
  Net income............      --      --     --         --          --   141,933      141,933
  Exercise of stock
   options..............     617       4     --         --       7,177        --        7,181
  Restricted stock
   grants, net of
   forfeitures..........      38      --     --         --         774        --          774
  Stock split...........      --     518     --         --          --      (518)          --
  Treasury shares
   purchased............      --      -- (3,784)  (144,297)         --        --     (144,297)
  Cash dividends ($0.12
   per share)...........      --      --     --         --          --   (12,122)     (12,122)
                         -------  ------ ------  ---------  ----------  --------   ----------
Balance at December 31,
 1997................... 103,701  $1,037 (3,784) $(144,297) $1,509,110  $255,328   $1,621,178
                         =======  ====== ======  =========  ==========  ========   ==========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.....................................  $141,933  $ 78,045  $ 46,948
  Adjustments to reconcile net income to net cash
   provided by operating activities..............
    Depreciation and amortization................   103,017    46,587    26,995
    Deferred income taxes........................    24,215     6,528    (4,337)
    Equity in earnings of joint ventures.........   (10,196)   (5,168)   (1,892)
    Gain on disposal of assets...................    (1,506)   (8,441)  (16,106)
    Deferred income, net.........................     9,750     2,136      (710)
    Deferred expenses, net.......................   (12,986)    1,070     1,107
    Other, net...................................    (5,814)     (318)   (4,254)
  Changes in operating assets and liabilities,
   net of effects from Combination with
   Transocean ASA and divestiture................
    Accounts receivable..........................   (68,489)  (15,477)  (10,315)
    Accounts payable.............................     9,021    16,045       330
    Income taxes receivable/payable, net.........   (10,616)    3,366    17,391
    Other current assets.........................    (7,022)     (419)    2,332
    Other current liabilities....................    (7,743)    1,567     2,053
                                                   --------  --------  --------
  Net cash provided by operating activities......   163,564   125,521    59,542
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...........................  (406,466) (212,959)  (18,905)
  Divestiture of non-core drilling services
   activities and assets, net....................    99,595        --        --
  Combination with Transocean ASA................      (756) (305,548)       --
  Cash acquired in Transocean ASA Combination,
   net...........................................        --    48,752        --
  Proceeds from disposal of assets, net..........     3,728    12,964    32,011
  Joint ventures and other investments...........    (1,499)    3,210       220
                                                   --------  --------  --------
  Net cash provided by (used in) investing
   activities....................................  (305,398) (453,581)   13,326
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of public debt offering, net..........   299,216        --        --
  Net borrowings on revolving credit facility....    12,639   193,761        --
  Proceeds from project financing facility.......   196,210        --        --
  Proceeds from (repayments on) term loan
   facility......................................  (193,250)  200,000        --
  Repayment of debt assumed in Transocean ASA
   Combination...................................        --  (139,307)       --
  Financing costs................................    (5,287)   (8,789)       --
  Treasury shares purchased......................  (144,297)       --        --
  Sale of note receivable........................    11,000        --        --
  Exercise of stock options......................     7,181     3,481     1,172
  Dividends paid.................................   (12,122)   (8,206)   (6,808)
  Other, net.....................................       615    (1,698)   (1,251)
                                                   --------  --------  --------
  Net cash provided by (used in) financing
   activities....................................   171,905   239,242    (6,887)
                                                   --------  --------  --------
Net Increase (Decrease) in Cash and Cash Equiva-
 lents...........................................    30,071   (88,818)   65,981
                                                   --------  --------  --------
Cash and Cash Equivalents at Beginning of Period.    24,154   112,972    46,991
                                                   --------  --------  --------
Cash and Cash Equivalents at End of Period.......  $ 54,225  $ 24,154  $112,972
                                                   ========  ========  ========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations--Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") provides contract drilling services for oil and gas wells located in offshore areas throughout the world through its two lines of business--Mobile Units and Drilling Services. The Company currently owns, has ownership interests in, or operates a total of 30 mobile offshore drilling rigs, including one unit not yet in service (see Note 4). The Mobile Units line of business operates drilling rigs for customers, primarily at a contractually determined price per day (dayrate). Drilling Services involves drilling wells to specified depths for a fixed price as well as providing personnel and equipment other than rigs for oil and gas exploration and production on either a dayrate or fixed price basis. Prior to September 1996, the Company was known as Sonat Offshore Drilling Inc. As part of the combination with Transocean ASA (see Note 2) the Company changed its name.

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

  Earnings Per Share--In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share which was previously not required to be reported if the effect of the dilution was less than three percent. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

  Stock Split--In August 1997, the Board of Directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend. The dividend was paid September 19, 1997 to stockholders of record on September 5, 1997. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of shares of common stock issued and outstanding as a result of the dividend.

  Cash and Cash Equivalents--Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and consist of time deposits with a number of commercial banks with high credit ratings in the United States, United Kingdom, Cayman Islands and Norway. The Company may invest excess funds in a no-load, open-end, management investment trust ("mutual fund"). The mutual fund invests exclusively in high quality money market instruments. Generally, the maturity date of the Company's investments is the next day of business.

  Materials and Supplies--Materials and supplies are carried at average cost less an allowance for obsolescence. Materials and supplies obtained in the combination with Transocean ASA (see Note 2) were recorded at fair value.

  Property and Equipment--Property and equipment consisting primarily of offshore drilling rigs and related equipment are carried at cost. Property and equipment obtained in the combination with Transocean ASA (see

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

Note 2) were recorded at fair value. The Company generally provides for depreciation on the straight-line method after allowing for salvage values. The estimated useful life of drilling units ranges from 20 to 33 years and 3 to 12 years for other drilling equipment. Effective July 1, 1996, the Company extended the useful lives of nine of its existing rigs by an average of five years, in light of the continued improvements in the market. The effect of this change in accounting estimate for the year ended December 31, 1996 on depreciation expense and net income was $4.1 million and $2.7 million ($0.04 per share, basic and diluted), respectively. Major renewals and upgrades to existing Company assets are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts. Depreciation expense was $84.5 million, $40.2 million and $27.0 million in 1997, 1996 and 1995, respectively.

  Goodwill--The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of December 31, 1997 and 1996 totaled $24.8 million and $6.4 million, respectively.

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

  Operating Revenues and Expenses--Operating revenues are recognized as earned, based on contractual daily rates or on a turnkey basis. Turnkey profits are recognized on completion of the well and acceptance by the customer; however, provisions for losses are made on contracts in progress when losses are anticipated. In connection with drilling contracts, the Company may receive lump sum fees for the mobilization of equipment and personnel or for capital improvements to rigs. In connection with contracted mobilizations, to the extent expenses exceed fees received, the net costs are deferred and amortized over the appropriate periods of benefit, generally the term of the contract. Profits are recognized based on contractual daily rates or percentage of completion, depending upon the contract terms. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Upon completion of drilling contracts, any demobilization fees received are reflected in income, as are any related expenses. Capital upgrade fees received from the client are deferred and recognized as revenue over the period of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset. The Company incurs periodic survey and drydock costs in connection with obtaining regulatory certification to operate its rigs on an ongoing basis. Costs associated with these certifications are systematically accrued as a liability prior to the actual survey and drydock.

  Capitalized Interest--Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $18.2 million and $3.5 million for the years ended December 31, 1997 and 1996, respectively. Interest costs were not capitalizable during 1995.

  Derivative Instruments--The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting (see Note 6).

  Foreign Currency Translation--The U.S. dollar is the functional currency for the Company's foreign operations. Foreign currency exchange gains and losses are included in other income as incurred. Net foreign currency gains (losses) amounted to $(1.2) million, $2.1 million and $(0.3) million in 1997, 1996 and 1995, respectively.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  Income Taxes--Taxable income (loss) of the Company and its domestic subsidiaries for taxable periods ended prior to June 5, 1993 is included in the consolidated U.S. federal income tax return of Sonat Inc., the Company's former parent ("Sonat"). Thereafter, the taxable income (loss) of the Company and its domestic subsidiaries is included in the consolidated U.S. federal income tax return of the Company and its affiliated group. The Company's foreign income tax liabilities are based upon the results of operations of the various companies in those foreign jurisdictions in which they are subject to tax.

  Stock-Based Compensation--In accordance with the provisions of the FASB's Accounting for Stock-Based Compensation, SFAS No. 123, which the Company adopted in 1996, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized.

  New Accounting Pronouncements--In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The statement requires that all items that are recognized under accounting standards as components of comprehensive income be displayed in a financial statement with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in the first quarter of 1998. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

  Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this standard in the first quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements.

  Reclassifications--Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 2--BUSINESS COMBINATION AND DIVESTITURE

  The Company acquired over 99 percent of the outstanding capital shares of Transocean ASA, a Norwegian company, pursuant to an exchange offer for the Company's common stock and cash completed on September 3, 1996 and subsequent purchases of Transocean ASA shares in November and December 1996 (the "Combination"). All remaining outstanding shares were purchased in July 1997. The Combination was deemed effective for accounting purposes as of September 1, 1996; the financial activity of the intervening period was not material to the financial statements. Transocean ASA is an offshore drilling company which, at the time of the Combination, owned or managed thirteen mobile offshore drilling rigs and provided a variety of drilling services.

  In September 1996, Transocean ASA shares were acquired from the public shareholders of Transocean ASA pursuant to an exchange offer (the "Exchange Offer") providing for consideration of 1.06 shares of Company common stock for each of 43,248,358 Transocean ASA shares (subject to payment of cash in lieu of fractional shares) and $27.25 for each remaining Transocean ASA share. A total of 45,841,680 shares of Company common stock and $207.4 million in cash was delivered by the Company in exchange for the tendered Transocean ASA shares pursuant to the Exchange Offer. In November 1996, the Company acquired 3,114,506 Transocean ASA shares at $28.74 per share or $89.5 million in accordance with a mandatory offer (the

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

"Mandatory Offer") pursuant to the requirements of Norwegian law. The Company then commenced a compulsory offer (the "Compulsory Offer") to acquire the remaining publicly-held shares not previously tendered to the Company. All remaining outstanding shares were purchased at an average price of approximately $25 per share in July 1997 upon the conclusion of a judicial hearing whereby a Norwegian court determined the price that the Company was obligated to pay to purchase such shares.

  The purchase price consists of the following:

                                                                   (IN MILLIONS)
Company common stock issued to Transocean ASA stockholders........   $1,198.2
Cash consideration paid to Transocean ASA stockholders............      299.5
Direct transaction costs..........................................        7.1
                                                                     --------
  Total Purchase Price............................................   $1,504.8
                                                                     ========

  The value of the common stock issued to Transocean ASA stockholders was calculated based on the average of the closing prices of Company common stock over the five-day period commencing two days before May 20, 1996, the date on which the revised offering price for the Combination was announced.

  The acquisition of Transocean ASA was accounted for as a purchase. The purchase price included, at estimated fair value, current assets of $166.5 million, drilling and other property and equipment of $895.9 million, other assets of $24.0 million and the assumption of current liabilities of $169.7 million, other net long-term liabilities of $18.1 million and long-term debt of $98.6 million. In addition, a deferred tax liability of $79.8 million was recorded primarily for the difference in the basis for tax and financial reporting purposes of the net assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to $784.6 million, which has been accounted for as goodwill.

  In May 1997, the Company divested certain non-core activities and associated assets within its drilling services line of business originally acquired in the Combination by selling the shares of a new corporate entity, Procon Offshore ASA, to investors in Norway. The divestiture had no material effect on the financial results of the Company. The net proceeds from the sale were approximately $106 million, goodwill was reduced by $68.7 million and no gain or loss was recognized on the sale.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  The accompanying Consolidated Statements of Operations include the operating results of Transocean ASA since the effective date of the Combination. Unaudited pro forma consolidated operating results of the Company and Transocean ASA for the year ended December 31, 1996, assuming the acquisition had been made as of January 1, 1996, are summarized as follows:

                                                                YEAR ENDED
                                                             DECEMBER 31, 1996
                                                           ---------------------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Operating revenues........................................       $785,254
                                                                 ========
Income from continuing operations.........................       $ 51,934
Income from discontinued operations.......................         32,936
                                                                 --------
  Net income..............................................       $ 84,870
                                                                 ========
Basic earnings per share:
  Income from continuing operations.......................       $   0.51
  Income from discontinued operations.....................           0.32
                                                                 --------
  Net income..............................................       $   0.83
                                                                 ========
Diluted earnings per share:
  Income from continuing operations.......................       $   0.50
  Income from discontinued operations.....................           0.32
                                                                 --------
  Net income..............................................       $   0.82
                                                                 ========

  The pro forma information for the year ended December 31, 1996 includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired, the amortization of goodwill arising from the transaction, increased interest expense for additional borrowings under the Credit Agreement (see Note 5) as if they were incurred at the beginning of the period and related adjustments for income taxes. Pro forma net income from discontinued operations for the twelve months ended December 31, 1996 includes a $51 million pre-tax gain on the sale of a Transocean ASA discontinued business segment, which was disposed of in June 1996 prior to the Combination. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

NOTE 3--SALE OF DRILLING RIGS

  In 1996, the Offshore Bahram sank while under tow offshore Egypt. The Company disposed of the rig and recognized a net pre-tax gain of approximately $6.6 million ($4.3 million after tax or $0.06 per share, basic and diluted).

  In 1995, the Company sold six of its bottom-supported drilling rigs which were not strategically aligned with the Company's long-term focus. Five of these rigs were located in the U.S. Gulf of Mexico: the Offshore Taurus, the Sonat D-F 77, the Sonat D-F 84, the Sonat D-F 85, and the Sonat D-F 86. In a separate transaction, the Company sold the Offshore Aquarius which was located in the Middle East. A net gain of $16.6 million ($10.8 million after tax or $0.19 per share, basic and diluted) was recorded relating to these transactions.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 4--UPGRADE AND EXPANSION OF DRILLING FLEET

  In February 1996, the Company purchased a semisubmersible multi-service vessel, the Transocean Marianas, which is being converted to a deepwater drilling rig. The rig was damaged by a fire during the third quarter 1997 while it was in the shipyard undergoing conversion. The fire damaged the rig's electrical system but resulted in no major structural damage to the rig and no injury to personnel. The Transocean Marianas conversion project was expected to have been completed during the fourth quarter of 1997, and the rig was to then commence a five-year contract with Shell Offshore Inc. As a result of the fire, it is expected that completion of the project will be delayed until the second half of 1998. The Company believes that the costs to repair the damage caused by the fire are fully insured. The purchase and conversion of this rig is expected to result in capital spending of approximately $224 million. Through December 31, 1997 the Company spent $174 million on this construction project, including $108.2 million spent during 1997.

  In May 1996, the Company announced plans to construct a deepwater mobile offshore drilling rig, to be named the "Discoverer Enterprise," which will initially be outfitted to drill in 7,000 feet of water but will be capable of being outfitted for exploration and development drilling in water depths up to 10,000 feet. The Company and Amoco Exploration and Production Company ("Amoco") have entered into an agreement under which the Company will provide the Discoverer Enterprise and a second-generation semisubmersible to Amoco for five years each. The drillship is expected to be operational in the fourth quarter of 1998. The required capital commitment for this project is estimated to be approximately $292 million. The Company spent $111.6 million and $36.6 million during 1997 and 1996, respectively, on this project.

  In June 1996, the Company purchased, for $32 million, a second-generation semisubmersible, the Transocean Amirante, to meet the requirements of the Amoco agreement. The Company spent $54.2 million and $46.2 million during 1997 and 1996, respectively, in the purchase and upgrade of this rig, which is now operating in the U.S. Gulf of Mexico.

  The Company negotiated a $340 million project financing arrangement relating to the Discoverer Enterprise and Transocean Amirante projects (see Note 5). Additionally, the Company spent $29.0 million and $50.3 million during 1997 on the upgrade of the drillship Discoverer Seven Seas and semisubmersible Transocean Leader, respectively.

  In January 1998, the Company announced plans to construct a Discoverer Enterprise-class ultra-deepwater drillship to be named the "Discoverer Spirit," which will initially be outfitted to drill in 8,500 feet of water but will be capable of drilling in water depths up to 10,000 feet. The Company received a contract commitment from Union Oil Company of California (Unocal) for a period of five firm years plus up to five one-year options. The drillship is expected to be operational in the first quarter of 2000. The drillship's hull and major marine systems will be constructed at the Astano shipyard in Spain, where the Discoverer Enterprise is currently under construction, with the derrick, derrick substructure, BOP and other modules to be constructed at U.S. Gulf Coast facilities, for an aggregate cost of approximately $318 million, including capitalized interest and other non-hardware costs.

  In February 1998, the Company announced plans to construct another Discoverer Enterprise-class ultra-deepwater drillship. The Company received a contract commitment from Chevron USA, Inc. for a period of five years plus three one-year options. Initial operations in the U.S. Gulf of Mexico are expected to commence in the third quarter of 2000. The drillship's hull and major marine systems will be constructed at the Astano shipyard in Spain, with the derrick, derrick substructure, BOP and other modules to be constructed at U.S. Gulf Coast facilities. The drillship will be constructed at an estimated total cost in excess of $300 million, including capitalized interest and other non-hardware costs.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 5--DEBT

  Debt is comprised of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
      Debentures, net.......................................  $199,216 $     --
      Notes.................................................   100,000       --
      Revolving Credit Facility.............................   206,400  193,761
      Term Loan Facility....................................        --  193,250
      Project Financing Agreement...........................   196,210       --
      Notes Payable.........................................    30,000   30,000
      Other.................................................     1,268    3,324
                                                              -------- --------
        Total Debt..........................................   733,094  420,335
      Less Current Maturities...............................     4,812   28,013
                                                              -------- --------
        Total Long-Term Debt................................  $728,282 $392,322
                                                              ======== ========

  Public Debt Offering--In April 1997, the Company completed the public offering and sale of $300 million aggregate principal amount of senior, unsecured debt securities. The securities sold consisted of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00% Debentures due April 15, 2027 (the "Debentures"). Holders of Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100 percent of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100 percent of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures, using a discount rate equal to the then-prevailing yield of U.S. Treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year, commencing October 15, 1997. The indenture and supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to (i) incur indebtedness secured by certain liens, (ii) engage in certain sale/leaseback transactions and (iii) engage in certain merger, consolidation or reorganization transactions. The net proceeds were used to repay amounts outstanding under the Credit Agreement (described below). The estimated fair value of the Notes and Debentures as of December 31, 1997 was $115 million and $226 million, respectively, based on the estimated yield to maturity for each issue as of December 31, 1997.

  Credit Agreement--In connection with the Combination, the Company entered into a secured credit agreement, dated as of July 30, 1996, with a group of banks led by ABN AMRO Bank, N.V. (the "Credit Agreement"). The Credit Agreement initially provided for borrowing by the Company under (i) a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and (ii) a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). In connection with the public offering of the Notes and Debentures, the Credit Agreement was amended to, among other things, release all security, convert $140 million of the term loans into revolving loans, and renegotiate the applicable margins over LIBOR and the applicable commitment fees. Following the amendment, the Credit Agreement provides for a $540 million Revolving Credit Facility, with no Term Loan Facility. Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at December 31, 1997) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. In December 1997, the Credit Agreement was further amended to remove the restrictions on the repurchase of capital stock and the covenant regarding maintenance of a minimum consolidated net worth. The Credit Agreement requires compliance with various restrictive covenants and an interest coverage ratio which could

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES limit the Company's ability to pay dividends in the future. The Revolving Credit Facility has a maturity date of July 30, 2002. The carrying amount of borrowings under the Credit Agreement approximate fair value.

  Project Financing Agreement--In connection with the construction of the Discoverer Enterprise and upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc., entered into a bank financing agreement dated as of December 27, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Project Financing Agreement"). Approximately $340 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66 million is to be repaid upon completion of construction and acceptance of the two vessels (no later than December 31, 1998) by Amoco Exploration and Production Company ("Amoco"), which is contracting the rigs for a period of five years following completion. It bears an interest rate of LIBOR plus 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $66 million tranche utilizing funds borrowed under the Revolving Credit Facility; accordingly, the $66 million due in 1998 was not classified as current because it is the intent of management to refinance on a long-term basis. The second tranche of $274.5 million (of which $130.2 million in borrowings were outstanding as of December 31, 1997) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two vessels by Amoco (no later than December 31, 1998). The term financing would mature over a period of five years. The term financing would also be divided into two tranches, the relative amounts of which would depend on various factors. One tranche of the term financing would be sized based upon and repaid from the net cash flows generated from the Amoco contracts (the "Amoco Cash Flows"). The Company has the option to accept term financing for the Amoco Cash Flows at LIBOR plus
0.65 percent or to enter into an uncommitted lease securitization program at commercial paper rates plus approximately 0.28 percent. The second tranche of the term facility would be repaid from Company cash flows to the extent the Amoco Cash Flows do not cover scheduled repayments. The Company has the option to accept term financing for the Company cash flows at LIBOR plus 1.125 percent for a period of three years and LIBOR plus 1.25 percent thereafter or to enter into an uncommitted lease securitization program at commercial paper rates plus approximately 0.58 percent (as long as the Company's credit rating is BBB- or Baa3 or better). In the lease securitization program, Transocean Enterprise Inc. would secure bank liquidity facilities to act as backup lines of credit for the commercial paper program. The carrying amount of borrowings under the Project Financing Agreement approximates fair value.

  Transocean Enterprise Inc. has pledged all of its assets, consisting primarily of the two rigs, to the banks for the Project Financing Agreement, the lease securitization facility (if entered into) and the interest rate swap transactions described below. In addition, during the construction period, the Company has entered into a completion guarantee so that if for any reason the vessels are not completed and accepted by Amoco, the Company will repay the indebtedness under the construction financing facility, has guaranteed the obligations of Transocean Enterprise Inc. with respect to the $66 million tranche of the Project Financing Agreement, and has guaranteed certain other obligations of Transocean Enterprise Inc. The Company has also entered into operations and maintenance agreements with Transocean Enterprise Inc. pursuant to which it will operate and maintain the Discoverer Enterprise and Transocean Amirante for a fixed fee while they are subject to the Project Financing Agreement or the lease securitization facility.

  Transocean Enterprise Inc. entered into two interest rate swap transactions in connection with its Project Financing Agreement for an initial notional amount of $271.2 million with the agent of the Project Financing Agreement. Under these agreements, Transocean Enterprise Inc. will pay interest at an average fixed rate of 6.4 percent and will receive interest payments at the one month commercial paper rate beginning in 1998 when the related construction financing converts to term financing.

  Notes Payable--In February 1994, the Company issued $30 million principal amount of notes payable (the "Notes Payable") in a private placement. The Notes Payable bear interest at 6.9 percent per annum payable

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES semiannually every February 15 and August 15. The terms of the Notes Payable require the Company to comply with certain restrictive covenants and maintain certain financial ratios that could limit the Company's ability to pay dividends in the future. In December 1997, the terms of the Notes Payable were amended to remove the restrictions on repurchase of capital stock and the covenant regarding maintenance of a minimum consolidated net worth. The Notes Payable mature over the next five years and thereafter as follows: 1998 through 2002--$4.6 million each year, and $7.0 million thereafter. The fair value of the Notes Payable at December 31, 1997 was approximately $31 million based on the estimated yield to maturity as of December 31, 1997.

  Letters of Credit--The Company had letters of credit outstanding at December 31, 1997 totaling $36.3 million, including $29.7 million relating to a legal dispute with Kvaerner Installasjon a.s (see Note 11). The remaining $6.6 million guarantees various insurance and contract bidding activities.

NOTE 6--FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

  Foreign Exchange Risk--The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. The Company uses a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract payment terms and the use of foreign exchange derivative instruments.

  The Company's primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Foreign exchange derivative instruments, specifically, foreign exchange forward contracts, may be used to minimize foreign exchange risk in instances where the primary strategy is not attainable. A foreign exchange forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

  Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. At December 31, 1997 and 1996, there were no material unrealized gains or losses on open foreign exchange derivative hedges. Gains and losses on foreign exchange derivative instruments which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 1996, the net market value of open foreign exchange derivative instruments not qualifying as accounting hedges was approximately $1.6 million. As of December 31, 1997, all foreign exchange derivative instruments not qualifying as accounting hedges had expired. The Company recognized a net pre-tax loss of $1.6 million and a net pre-tax gain of $1.0 million on such instruments recorded as exchange gains/losses for the years ended December 31, 1997 and 1996, respectively. The Company did not utilize foreign exchange derivative instruments in 1995.

  Interest Rate Risk--The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future payments. These agreements involve the exchange of amounts based on variable interest rates for amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income. The fair value of the interest rate swap agreements and option

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES contracts obtained in connection with the Transocean ASA Combination was recorded as of the effective date of the Combination. During the second quarter of 1997, the Company closed out certain interest rate options and swaps when they ceased to be an effective hedge, recognizing a loss of approximately $0.4 million. At December 31, 1997 and 1996, the net unrealized loss on open interest rate swaps was $3.5 million and $0.9 million, respectively, which has been deferred because the Company intends to maintain the underlying debt through its maturity (see Note 5).

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

  The Company derives the majority of its revenue from services to international oil companies and government-owned and government-controlled oil companies. There are concentrations of receivables in the United States, Norway and the United Kingdom (see Note 16). The Company had no significant credit losses in any of the years in the three-year period ended December 31, 1997. The Company is not aware of any significant credit risks relating to its customer base and does not generally require collateral or other security to support customer receivables.

  Labor Agreements--On a worldwide basis, the Company had approximately 28 percent of its employees working under collective bargaining agreements at December 31, 1997. Of these represented employees, all are working under agreements that are subject to negotiation in 1998. The majority of these employees are represented by five Norwegian unions, each of which participates in one or several nationwide agreements concerning salary and other specific terms and conditions. These nationwide agreements are established as a result of bi-annual negotiations between the various employers' nationwide associations and the respective employees' unions. In September 1997, a work stoppage by offshore workers represented by one of these Norwegian unions affected three of the Company's rigs operating in Norway, resulting in a loss of dayrate revenues on the affected rigs. Work resumed on the affected rigs in October, and the dispute, which affected all offshore drilling companies in the Norwegian sector of the North Sea, was resolved through mandatory arbitration ordered by the Norwegian Parliament, with the union losing on all points, in February 1998. The loss of dayrate revenues did not have a significant effect on the Company's operating results.

NOTE 7--OTHER CURRENT LIABILITIES

  Other current liabilities are comprised of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
      Accrued Drydock.......................................... $14,498 $22,099
      Accrued Payroll..........................................  13,393  11,769
      Accrued Workers' Insurance...............................   8,526   5,324
      Accrued Taxes, Other Than Income.........................   8,176  13,282
      Accrued Interest.........................................   7,839   2,619
      Incentive Compensation and Bonus Accruals................   5,799   3,944
      Accrued Turnkey Costs....................................   5,787   4,234
      Other....................................................   6,363  15,496
                                                                ------- -------
                                                                $70,381 $78,767
                                                                ======= =======

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 8--OTHER LONG-TERM LIABILITIES

  Other long-term liabilities are comprised of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
Deferred Income................................................ $15,488 $ 5,738
Accrued Retiree Life Insurance and Medical Benefits............  12,276  11,771
Accrued Pension and Early Retirement...........................   4,931  10,934
Minority Interest..............................................   4,637   3,654
Long-Term Portion of Accrued Workers' Insurance................   3,524   3,524
Other..........................................................   8,274   4,104
                                                                ------- -------
                                                                $49,130 $39,725
                                                                ======= =======

NOTE 9--SUPPLEMENTAL CASH FLOW INFORMATION

  Non-cash financing activities for the twelve months ended December 31, 1996 included $1.198 billion for the issuance of 45.8 million shares of common stock in connection with the Combination between the Company and Transocean ASA. Non-cash investing activities for the twelve months ended December 31, 1996 included $1.439 billion of net assets acquired in the Combination with Transocean ASA (see Note 2).

  Cash payments for interest were $35.1 million, $10.6 million and $2.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash payments for income taxes, net, were $51.9 million, $34.4 million and $15.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 10--INCOME TAXES

  The Company carries out its operations through both domestic and foreign corporations. Income before income taxes for these corporations is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1997     1996    1995
                                                      -------- -------- -------
                                                           (IN THOUSANDS)
Domestic............................................. $118,046 $108,222 $73,705
Foreign..............................................   89,199   13,430   1,444
                                                      -------- -------- -------
  Income Before Income Taxes......................... $207,245 $121,652 $75,149
                                                      ======== ======== =======

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  The Company is subject to both U.S. and foreign income taxes. Provisions for income taxes represent estimates of expense which will ultimately be paid. An analysis of the Company's income taxes is as follows:

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                       ------------------------
                                                        1997     1996    1995
                                                       -------  ------- -------
                                                           (IN THOUSANDS)
CURRENT:
  Federal............................................. $30,727  $30,400 $24,548
  Foreign.............................................  10,995    6,619   7,887
  State...............................................    (625)      60     103
                                                       -------  ------- -------
                                                        41,097   37,079  32,538
                                                       -------  ------- -------
DEFERRED:
  Federal.............................................   3,426    2,873  (4,337)
  Foreign.............................................  20,789    3,655      --
                                                       -------  ------- -------
                                                        24,215    6,528  (4,337)
                                                       -------  ------- -------
Income Taxes.......................................... $65,312  $43,607 $28,201
                                                       =======  ======= =======

  Unremitted earnings of foreign subsidiaries of the Company, before provision for income taxes, as of December 31, 1997 and 1996 aggregated approximately $88.0 million and $17.6 million, respectively. There were no unremitted earnings of foreign subsidiaries as of December 31, 1995. Foreign and federal income taxes aggregating approximately $28.4 million have been paid or accrued on such earnings as of December 31, 1997 as compared to $6.2 million as of December 31, 1996. A portion of accumulated unremitted earnings of foreign subsidiaries is considered indefinitely reinvested in foreign operations and, accordingly, no federal tax has been provided on such unremitted earnings.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  Deferred tax assets and liabilities are comprised of the following:

                                                             DECEMBER 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                                            (IN THOUSANDS)
DEFERRED TAX ASSETS--CURRENT
Accrued drydock.......................................... $   3,235  $   3,064
Accrued personnel taxes..................................     1,415      1,417
Accrued workers' compensation insurance..................     1,899      1,070
Other accruals...........................................     3,924      9,386
Retirement and benefit plan accruals.....................     1,260        448
Insurance accruals.......................................     1,145        762
Other....................................................       961      1,060
                                                          ---------  ---------
  Total Current Deferred Tax Assets......................    13,839     17,207
                                                          =========  =========
DEFERRED TAX LIABILITIES--CURRENT
Deferred turnkey costs...................................    (6,769)        --
Other....................................................    (2,652)        --
                                                          ---------  ---------
  Total Current Deferred Tax Liabilities.................    (9,421)        --
                                                          ---------  ---------
  Net Current Deferred Tax Assets........................ $   4,418  $  17,207
                                                          ---------  ---------
DEFERRED TAX ASSETS--NONCURRENT
Net operating loss carry forward......................... $  45,897  $  59,955
Retirement and benefit plan accruals.....................     1,264     15,822
Other accruals...........................................     6,154      8,656
Deferred income..........................................     5,303        291
Net deferred foreign tax credits                              3,677         --
Other....................................................     1,060        846
                                                          ---------  ---------
  Total Noncurrent Deferred Tax Assets...................    63,355     85,570
                                                          =========  =========
DEFERRED TAX LIABILITIES--NONCURRENT
Depreciation and amortization............................  (154,795)  (231,873)
Deferred gains...........................................   (74,885)    (5,292)
Deferred mobilization....................................    (3,564)      (250)
Other....................................................    (1,417)      (135)
                                                          ---------  ---------
  Total Noncurrent Deferred Tax Liabilities..............  (234,661)  (237,550)
                                                          ---------  ---------
  Net Noncurrent Deferred Tax Liabilities................ $(171,306) $(151,980)
                                                          =========  =========

  The Company has not provided a valuation allowance to offset the deferred tax assets because, in the opinion of management, it is more likely than not that all deferred tax assets will be realized. The Company has net loss carry forwards relating to foreign tax jurisdictions resulting from the Combination with Transocean ASA totaling $163.9 million. These net loss carry forwards expire in the year 2000 and thereafter.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  Income taxes differ from the amount computed by applying the U.S. federal income tax rate to the income before income taxes. The reasons for these differences are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
Income Taxes at Statutory Federal Income Tax Rate... $72,536  $42,578  $26,302
Increases (Decreases) in Tax Resulting From
 Equity in foreign investments......................  (2,797)    (832)    (439)
 Detriment (benefit) from losses of foreign
  subsidiaries......................................    (545)   1,623       26
 Foreign income taxed at rates different from the
  U.S. statutory rate                                 (3,839)      --       --
 Nondeductible expenses.............................     364      297      386
 Other..............................................    (407)     (59)   1,926
                                                     -------  -------  -------
Income Taxes........................................ $65,312  $43,607  $28,201
                                                     =======  =======  =======

  The Company has been and will be included in the consolidated federal income tax returns filed by Sonat during all periods in which Sonat ownership was greater than 80 percent (the "Affiliation Years"). The Company and Sonat have entered into a Tax Sharing Agreement providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising in Affiliation Years. Under the Tax Sharing Agreement, the Company will pay to Sonat an amount equal to the Company's share of the Sonat consolidated federal income tax liability, generally determined on a separate return basis. In addition, Sonat will pay the Company for utilization by Sonat of deductions, losses and credits which are attributable to the Company and in excess of that which would be utilized on a separate return basis.

  In 1995 Sonat and the Company reached an agreement with the United States Internal Revenue Service (the "IRS") on adjustments asserted in connection with the examination of Sonat's consolidated U.S. federal income tax returns for the years 1986 through 1988. Pursuant to the Tax Sharing Agreement between Sonat and the Company, a portion of this final tax settlement along with the associated interest was allocated to the Company. Accordingly, the Company received a refund of federal income tax and the associated interest from Sonat totaling $7.0 million. The accompanying consolidated financial statements for the year ended December 31, 1995 reflect an increase in net interest income of $1.8 million, related to the settlement of this examination. In the year ended December 31, 1996, the Company received $1.0 million of additional interest income from Sonat related to the prior settlement of an examination of the years 1983 through 1985.

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

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 11--COMMITMENTS AND CONTINGENCIES

  Leases--The Company has operating lease commitments expiring at various dates, principally for office space and office equipment. In addition to rental payments, some leases provide that the Company pay a pro rata share of operating costs applicable to the leased property. The Company had no significant capital leases as of December 31, 1997 or 1996. At December 31, 1997, future minimum payments for noncancellable operating leases are as follows:

                                                                  (IN THOUSANDS)
      1998.......................................................    $11,500
      1999.......................................................      4,412
      2000.......................................................      2,556
      2001.......................................................      2,227
      2002.......................................................      1,925
      Thereafter.................................................     14,538
                                                                     -------
        Total....................................................    $37,158
                                                                     =======

Rental expense for all operating leases, including leases with terms of less than one year, was $12.8 million, $3.1 million, and $2.4 million for the years ended December 31, 1997, 1996, and 1995, respectively.

  Upgrade and Expansion of Drilling Fleet--At December 31, 1997, the Company had firm commitments related to the construction of the Discoverer Enterprise (see Note 4) totaling $53.3 million. In March 1997, the Company began operations under a bareboat charter agreement with the rig owner for the drillship being used for a three-well turnkey project with Petroleos Mexicanos ("Pemex"). The charter agreement guarantees the rig owner a minimum charter hire of $8.8 million over two years. As of December 31, 1997, the Company had entered into agreements with various suppliers to purchase $5.2 million in materials to upgrade the other rigs in the fleet. Delivery of these materials is expected in 1998.

  Legal Proceedings--The Company and Global Marine Inc. ("Global Marine") are parties to an agreement pursuant to which the Company participates in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participates in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. Global Marine has initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement, including the distribution of revenues from the rigs and whether the Company's acquisition of Transocean ASA may have given rise to a right of first refusal on the part of Global Marine to purchase the Transocean Nordic (see Note 18).

  The Company is party to a contract with Kvaerner Installasjon a.s ("Kvaerner") in Norway pursuant to which Kvaerner performed modification and refurbishment work on one of the Company's fourth-generation semisubmersible drilling rigs, the Transocean Leader. Disputes have arisen with respect to the work performed and the amount owed with respect to such work. The amount in dispute is approximately $40 million. The Company has posted a letter of credit for $29.7 million pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. The parties are continuing to discuss the matter, and the Company is unable to predict at this time the ultimate outcome of such discussions or any resulting judicial process; however, the Company believes Kvaerner's claims are without merit and that the outcome of the dispute will have no material adverse effect on the Company's results of operations or financial position.

  In 1990 and 1991, two of the Company's subsidiaries were served with assessments totaling approximately $11 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services ("ISS"). The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES administrative and court systems. The proceedings with respect to the 1991 assessment, which was for approximately $9 million, have reached the first level Brazilian state court, which rejected the Company's arguments. The Company has appealed that decision to the second level court. The legal and administrative decisions as to the 1990 assessments are still pending. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for ISS payments required to be paid by them. The Company believes the outcome of these assessments will have no material adverse effect on the Company's results of operations or financial position.

  Other--The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 12--LONG-TERM INCENTIVE PLAN

  In 1993 the Company adopted an incentive plan for key employees and outside directors (the "Incentive Plan") in which it is authorized to grant up to 4.1 million shares of common stock. In 1996, the Incentive Plan was amended so that an additional 2 million shares of common stock were authorized for issuance. Under the plan, awards can be in the form of stock options, restricted stock, stock appreciation rights (SARs) issued in tandem with such options, and tax-offset supplemental payments in connection with the exercise of options or SARs or the vesting of restricted stock. Options issued under the Incentive Plan have a ten-year term and become exercisable in three equal annual installments after the date of grant. At December 31, 1997, there were
2.4 million shares available for future grants.

  The following table summarizes option activities of the Incentive Plan:

                                                    NUMBER OF
                                                      SHARES    WEIGHTED-AVERAGE
                                                   UNDER OPTION  EXERCISE PRICE
                                                   ------------ ----------------
Outstanding at December 31, 1994..................  1,636,732        $ 9.30
Granted...........................................    533,800         10.57
Exercised.........................................   (116,726)        10.06
Forfeited.........................................     (3,334)         9.77
                                                    ---------        ------
Outstanding at December 31, 1995..................  2,050,472          9.59
Granted...........................................    587,400         23.58
Exercised.........................................   (362,074)         9.62
Forfeited.........................................     (9,012)         9.85
                                                    ---------        ------
Outstanding at December 31, 1996..................  2,266,786         13.21
Granted...........................................    422,800         28.86
Exercised.........................................   (617,162)        10.99
Forfeited.........................................    (27,140)        24.47
                                                    ---------        ------
Outstanding at December 31, 1997..................  2,045,284        $16.96
                                                    =========        ======
Exercisable at December 31, 1995..................  1,044,042        $ 9.41
Exercisable at December 31, 1996..................  1,150,560        $ 9.55
Exercisable at December 31, 1997..................  1,080,794        $11.13

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at December 31, 1997:

   RANGE OF                 WEIGHTED-AVERAGE
   EXERCISE       NUMBER       REMAINING     WEIGHTED-AVERAGE   NUMBER    WEIGHTED-AVERAGE
    PRICES      OUTSTANDING CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
   --------     ----------- ---------------- ---------------- ----------- ----------------
$ 8.38--$13.50   1,123,888     6.6 years          $ 9.57        950,975        $ 9.39
$23.44--$36.94     921,396     8.6 years          $26.01        129,819        $23.74

  During 1997, 40,600 restricted shares were granted at a weighted-average fair value of $31.22 per share. The Company granted 57,200 and 52,340 restricted shares at a weighted-average fair value of $23.45 and $10.47 per share in 1996 and 1995, respectively. Also during 1997, the Company granted 18,000 stock appreciation rights at a weighted-average exercise price of $28.85 per share. On December 31, 1997, there were 252,308 restricted shares and 18,000 stock appreciation rights outstanding under the Incentive Plan.

  As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for the Incentive Plan. Expenses related to restricted stock, stock appreciation rights and stock options recognized during the years ended December 31, 1997, 1996 and 1995 were $2.3 million, $1.2 million and $2.1 million, respectively. If compensation expense for stock options granted under the Incentive Plan was recognized using the alternative fair value method of accounting under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                         1997    1996    1995
                                                       -------- ------- -------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
Net Income:
  As Reported......................................... $141,933 $78,045 $46,948
  Pro Forma........................................... $140,806 $77,089 $46,692
Basic earnings per share:
  As Reported......................................... $   1.40 $  1.09 $  0.83
  Pro Forma........................................... $   1.39 $  1.08 $  0.83
Diluted earnings per share:
  As Reported......................................... $   1.38 $  1.07 $  0.82
  Pro Forma........................................... $   1.37 $  1.05 $  0.81

  The above pro forma information is not indicative of future pro forma amounts. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yields of 0.19, 0.34 and 0.34 percent; expected volatility of 30.8, 29.4 and 24.8 percent; risk free interest rates of 6.3, 5.6 and 7.0 percent; and expected lives of four years for all three years. The weighted-average fair value of options granted was $9.98, $7.30 and $3.22 for the years ended December 31, 1997, 1996 and 1995, respectively.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 13--EARNINGS PER SHARE

  The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          1997    1996    1995
                                                        -------- ------- -------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Net Income for basic and diluted earnings per share.... $141,933 $78,045 $46,948
                                                        ======== ======= =======
Weighted-average shares for basic earnings per share...  101,234  71,678  56,509
Effect of dilutive securities:
  Employee stock options and unvested stock grants.....    1,550   1,441     813
                                                        -------- ------- -------
Adjusted weighted-average shares and assumed
 conversions for diluted earnings per share............  102,784  73,119  57,322
                                                        ======== ======= =======
Basic earnings per share............................... $   1.40 $  1.09 $  0.83
                                                        ======== ======= =======
Diluted earnings per share............................. $   1.38 $  1.07 $  0.82
                                                        ======== ======= =======

NOTE 14--RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS

  Retirement Plans--The Company has a qualified defined benefit pension plan (the "Retirement Plan") which covers substantially all domestic employees of the Company. The Company has also adopted a plan (the "Supplemental Benefit Plan") to provide its eligible participants with benefits in excess of those allowed under the Retirement Plan (together the "Domestic Plans"). Annual retirement benefits under the Domestic Plan are based on a combination of years of service and compensation. The Company determines the amount of funding to the Retirement Plan on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies. The Company does not fund the Supplemental Benefit Plan.

  As a result of the Combination, the Company has assumed the assets and obligations of various retirement plans of Transocean ASA and its subsidiaries (the "Foreign Plans"). These include several defined benefit plans, primarily group pension schemes with life insurance companies. These plans apply to a majority of Transocean ASA's onshore and offshore personnel. Benefits are based on compensation once eligibility is reached. Certain of the pension schemes are financed in part by contributions from employees. Company contributions are determined primarily by the respective life insurance companies based upon plan terms. In addition to pension obligations covered through the insurance schemes, Transocean ASA has pension obligations to several employees and former employees, which are financed directly from operations. Employer's social security tax is included in the obligation for unfunded schemes. For insurance-based schemes, annual premium payments are considered to represent a reasonable approximation of the service costs of benefits earned during the period, and the amounts owed for the employer's portion of the social security tax are expensed in the period of payment. The results of the Foreign Plans are included from September 1, 1996. The pension obligations and assets of certain plans relating to Procon Offshore ASA (see
Note 2) were divested in May 1997.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  The components of net pension expense (income) follow:

                                                    YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997     1996      1995
                                                    --------  -------- --------
                                                         (IN THOUSANDS)
Service Cost--Benefits Earned During the Period.... $  4,063  $ 3,791  $  1,162
Interest Cost on Projected Benefit Obligation......    5,350    4,843     3,284
(Gain) Loss on Assets--Actual......................  (19,710)  (9,062)  (14,811)
Net Amortization and Deferral......................   10,937      880     8,380
Employee Contributions                                  (205)    (316)       --
                                                    --------  -------  --------
                                                    $    435  $   136  $ (1,985)
                                                    ========  =======  ========

  The funded status of the plans follow:

                                                                  PLAN WITH
                                               PLAN WITH       OBLIGATIONS IN
                                            OBLIGATIONS LESS      EXCESS OF
                                              THAN ASSETS          ASSETS
                                            -----------------  ----------------
                                              DECEMBER 31,      DECEMBER 31,
                                            -----------------  ----------------
                                              1997    1996(C)   1997    1996(C)
                                            --------  -------  -------  -------
                                                     (IN THOUSANDS)
Actuarial Present Value of Benefit
 Obligations
Vested Benefit Obligations................  $ 67,174  $73,470  $ 2,977  $ 5,213
Non-vested Benefit Obligations............     1,584    1,286      309      170
                                            --------  -------  -------  -------
Accumulated Benefit Obligations...........    68,758   74,756    3,286    5,383
Effect of Projected Future Salary Increas-
 es.......................................    10,575   13,965    2,370    3,511
                                            --------  -------  -------  -------
Projected Benefit Obligations.............    79,333   88,721    5,656    8,894
Plan Assets at Fair Value (a).............   110,655  108,294      900    3,414
                                            --------  -------  -------  -------
Projected Benefit Obligations Less Than or
 (In Excess of) Plan Assets...............    31,322   19,573   (4,756)  (5,480)
Unrecognized Net (Assets) or Obligations
 at Transition (b)........................    (6,086)  (7,194)      23       29
Unrecognized Net (Gain) Loss..............   (13,205)  (5,449)   2,537    1,330
Unrecognized Prior Service Cost...........      (293)    (957)  (1,117)    (633)
                                            --------  -------  -------  -------
Net Pension Asset (Liability) Recognized
 in the Consolidated Balance Sheets.......  $ 11,738  $ 5,973  $(3,313) $(4,754)
                                            ========  =======  =======  =======

--------
(a) Plan assets of Domestic Plans consist of equity securities, commingled funds and debt securities. Plan assets of Foreign Plans are managed by insurance companies and are principally invested in fixed income securities, marketable equity securities and real estate.
(b) Amortization periods for unrecognized net (asset) or obligation are 16.5 years for the Retirement Plan and 15 years for the Supplemental Plan.
(c) Certain reclassifications between plans with obligations less than (in excess of) assets have been made based on additional actuarial information obtained on certain plans; however, there was no significant effect on the net assets (liabilities) disclosed in the 1996 financial statements.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets follow:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
      Weighted-Average Discount Rate:
        Domestic Plans........................................ 7.0%  7.25% 7.0%
        Foreign Plans......................................... 6.0%   7.0%  --
      Long-Term Rate of Return:
        Domestic Plans........................................ 9.0%   9.0% 9.0%
        Foreign Plans......................................... 7.0%   8.0%  --
      Increase in Future Compensation Levels:
        Domestic Plans........................................ 5.5%   5.5% 5.5%
        Foreign Plans......................................... 3.5%   3.5%  --

  The Company sponsors defined contribution pension and savings plans covering senior non-American field employees working outside the United States. Contributions and costs are determined as 4.5 percent to 6.5 percent of each covered employee's salary, based on years of service. The Company also sponsors a defined contribution savings plan covering domestic employees. Contributions by the Company are limited to no more than 4.5 percent of each covered employee's salary, based on the employee's contribution. As a result of the Combination, the Company also assumed various defined contribution plans of Transocean ASA and its subsidiaries. Costs of these plans have been included from September 1, 1996. Costs for the Company's defined contribution plans were $5.7 million, $3.5 million and $1.7 million in 1997, 1996 and 1995, respectively.

  Postretirement Benefits Other than Pensions--The Company provides non-contractual limited health care and life insurance benefits to domestic office employees and certain other domestic field employees when they retire from the Company.

  The components of net benefit cost for postretirement benefits other than pensions follow:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                             ------------------
                                                             1997   1996  1995
                                                             -----  ----  -----
                                                              (IN THOUSANDS)
      Service Cost.......................................... $ 256  $250  $ 178
      Interest Cost.........................................   767   764    744
      Return on Plan Assets--Actual.........................   (83)  (82)   (82)
      Net Amortization and Deferral.........................  (128)  (17)  (218)
                                                             -----  ----  -----
      Net Annual Benefit Cost............................... $ 812  $915  $ 622
                                                             =====  ====  =====

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

  The following table sets forth the funded status for the Company's postretirement benefit plans.

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                  (IN THOUSANDS)
     Accumulated Postretirement Benefit Obligation
       Retirees................................................  $ 7,396 $ 7,668
       Fully eligible active plan participants.................      760     506
       Other active plan participants..........................    3,353   2,952
                                                                 ------- -------
                                                                  11,509  11,126
     Plan Assets at Fair Value (a).............................    1,070   1,149
                                                                 ------- -------
     Accumulated Postretirement Benefit Obligation in Excess of
      Plan Assets..............................................   10,439   9,977
     Unrecognized Prior Service Cost...........................       32      37
     Unrecognized Net Gain.....................................    1,805   1,757
                                                                 ------- -------
     Net Benefit Liability Recognized in the Consolidated Bal-
      ance Sheet...............................................  $12,276 $11,771
                                                                 ======= =======

--------
(a) Plan assets are held in a life insurance reserve account and consist of fixed income securities. The Company does not intend to fund its postretirement benefit plans in the future.

  The assumptions used to measure the projected benefit obligation and the expected earnings of plan assets follow:

                                                                 DECEMBER 31,
                                                                ----------------
                                                                1997  1996  1995
                                                                ----  ----  ----
     Discount Rate............................................. 7.0%  7.25% 7.0%
     Return on Assets (a)...................................... 7.0%   7.0% 7.0%
     Salary Increase (b)....................................... 5.5%   5.5% 5.5%

--------
(a) After tax for life insurance benefit assets.
(b) For life insurance benefits.

  The rate of increase in the per capita costs of covered health care benefits is assumed to be 10.2 percent in 1998, decreasing gradually to 6.0 percent by the year 2003. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of January 1, 1998 by $737,000 and increase estimated net periodic postretirement benefit cost by $62,000.

NOTE 15--INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

  The Company holds a 24.89 percent interest in Arcade Drilling as ("Arcade"), a Norwegian offshore drilling company. Arcade owns two fourth-generation semisubmersible rigs, the Henry Goodrich and the Paul B. Loyd, Jr. At December 31, 1997, the Company's net investment in Arcade was $44.4 million. The Company's cumulative equity in earnings of Arcade through December 31, 1997 was $11.9 million.

  In December 1990 the Company contributed the Henry Goodrich to Arcade. The Company received $70.0 million in cash and common stock representing a 21.75 percent interest in Arcade. This sale resulted in a pre-tax gain of $28.8 million of which $18.8 million was recognized as other income in 1990. The remaining $10.0 million of the gain was deferred and is being amortized to income over the remaining depreciable life of the Henry Goodrich. The deferred income has been offset against the Company's investment in Arcade. The net unamortized balance of the deferred gain was $6.5 million at December 31, 1997.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 16--SEGMENTS, GEOGRAPHICAL ANALYSIS AND MAJOR CUSTOMERS

  Comparative data relating to the Company's operating revenues, operating income and identifiable assets by segment and geographic area follows. In the table and related discussion below, the "Mobile Units" segment consists of results of operations for drilling rigs contracted to customers, primarily on a dayrate basis. The "Drilling Services" segment includes results of all other drilling services provided by the Company including turnkey operations. The operating results of Transocean ASA are included from September 1, 1996. Prior period amounts have been reclassified to conform with the current presentation.

                                                           DECEMBER 31,
                                                    ---------------------------
                                                      1997     1996      1995
                                                    -------- --------  --------
                                                          (IN THOUSANDS)
OPERATING REVENUES
Mobile Units
  U.S. Gulf of Mexico.............................. $214,418 $141,210  $ 95,771
  North Sea and Europe.............................  361,045  179,865    88,885
  Other Western Hemisphere.........................   19,884   29,193    24,365
  Other Eastern Hemisphere.........................   84,233   31,035    29,894
                                                    -------- --------  --------
                                                     679,580  381,303   238,915
                                                    -------- --------  --------
Drilling Services
  U.S. Gulf of Mexico..............................   56,335   37,567    33,295
  North Sea and Europe.............................  117,211   61,723    10,914
  Other Western Hemisphere.........................   38,397   31,120    36,711
  Other Eastern Hemisphere.........................      439   17,420     4,976
                                                    -------- --------  --------
                                                     212,382  147,830    85,896
                                                    -------- --------  --------
Intersegment Eliminations (a)                             --     (230)   (2,153)
                                                    -------- --------  --------
Total Operating Revenues........................... $891,962 $528,903  $322,658
                                                    ======== ========  ========

--------
(a) Intersegment eliminations reflect the elimination of operating revenues earned when one of the Company's business segments provides services to another of the Company's business segments.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                               YEARS ENDED DECEMBER 31,
                            --------------------------------
                               1997        1996       1995
                            ----------  ----------  --------
                                    (IN THOUSANDS)
OPERATING INCOME (LOSS)
Mobile Units
  U.S. Gulf of Mexico.....  $  124,893  $   74,062  $ 28,709
  North Sea and Europe....      80,982      32,348    20,032
  Other Western
   Hemisphere.............       5,514       5,981     3,908
  Other Eastern
   Hemisphere.............      41,606       4,952     8,290
  Other...................     (10,791)     (5,632)   (5,542)
                            ----------  ----------  --------
                               242,204     111,711    55,397
                            ----------  ----------  --------
Drilling Services
  U.S. Gulf of Mexico.....     (14,206)       (355)    5,480
  North Sea and Europe....      11,402       5,895     3,280
  Other Western
   Hemisphere.............       5,750       5,761     4,247
  Other Eastern
   Hemisphere.............         267       2,538       161
  Other...................      (1,220)     (1,131)   (1,147)
                            ----------  ----------  --------
                                 1,993      12,708    12,021
                            ----------  ----------  --------
Corporate Expenses........     (26,721)    (16,805)  (15,330)
                            ----------  ----------  --------
Operating Income..........  $  217,476  $  107,614  $ 52,088
                            ==========  ==========  ========
IDENTIFIABLE ASSETS (at
 end of period)
Mobile Units
  U.S. Gulf of Mexico.....  $  565,242  $  292,788  $176,684
  North Sea and Europe....   1,770,814   1,640,691   134,776
  Other Western
   Hemisphere.............      83,568     129,786    22,112
  Other Eastern
   Hemisphere.............     125,476     119,338    27,192
                            ----------  ----------  --------
                             2,545,100   2,182,603   360,764
                            ----------  ----------  --------
Drilling Services
  U.S. Gulf of Mexico.....       6,609       8,808     4,706
  North Sea and Europe....      57,609     150,603     2,774
  Other Western
   Hemisphere.............      15,232       2,780     2,321
  Other Eastern
   Hemisphere.............         208         407     1,854
                            ----------  ----------  --------
                                79,658     162,598    11,655
                            ----------  ----------  --------
General Corporate.........      84,461      62,405   137,954
                            ----------  ----------  --------
Investment In and Advances
 To Joint Ventures........      45,869      35,608    31,891
                            ----------  ----------  --------
Total Assets..............  $2,755,088  $2,443,214  $542,264
                            ==========  ==========  ========

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1997     1996    1995
                                                      -------- -------- -------
                                                           (IN THOUSANDS)
CAPITAL EXPENDITURES (A)
  Mobile Units....................................... $397,074 $196,129 $17,466
  Drilling Services..................................    6,271   10,814      --
  General Corporate..................................    3,121    6,016   1,439
                                                      -------- -------- -------
                                                      $406,466 $212,959 $18,905
                                                      -------- -------- -------
DEPRECIATION AND AMORTIZATION
  Mobile Units....................................... $ 95,150 $ 42,636 $26,325
  Drilling Services..................................    6,589    3,027     380
  General Corporate..................................    1,278      924     290
                                                      -------- -------- -------
                                                      $103,017 $ 46,587 $26,995
                                                      ======== ======== =======

--------
  (a) Excludes the Combination (see Note 2).

  Operating income consists of operating revenues less operating expenses, including depreciation and amortization, and does not include interest income, other income (including gains on the disposal of rigs--see Note 3), interest expense, income taxes and equity in earnings of joint ventures.

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

  The foreign assets include cash and cash equivalents of $56.4 million, $21.4 million and $5.7 million at December 31, 1997, 1996 and 1995, respectively.

  Revenues from the following major unaffiliated customers of the Company exceeded 10% or more of operating revenues:

                                                         YEARS ENDED DECEMBER
                                                                  31,
                                                        -----------------------
                                                          1997    1996    1995
                                                        -------- ------- ------
                                                            (IN THOUSANDS)
Statoil (a)............................................ $167,162 $67,968 $   --
Royal Dutch Shell Group (a)............................  153,824 146,769 74,072
Amoco (a)..............................................   90,933   (c)    (c)
Petroleos Mexicanos (Pemex) (b)........................   (c)      (c)   36,712
Norsk Hydro (a)........................................   (c)      (c)   35,260

--------
(a) Revenues earned by both business segments.
(b) Revenues earned by Drilling Services.
(c) Amounts were below 10% for the years indicated.

  The loss of significant customers could have a materially adverse effect on the Company's results of operations.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

NOTE 17--QUARTERLY RESULTS (UNAUDITED)

  Shown below are selected unaudited quarterly data.

                                                           QUARTER
                                             -----------------------------------
                                              FIRST    SECOND   THIRD    FOURTH
                                             -------- -------- -------- --------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                          AMOUNTS)
1997
  Operating Revenues........................ $219,616 $208,093 $223,201 $241,052
  Operating Income (a)......................   44,583   42,106   60,939   69,848
  Net Income (a)............................   27,709   27,916   39,119   47,189
  Net Income Per Share (a)(d)
    Basic................................... $   0.27 $   0.28 $   0.39 $   0.47
    Diluted.................................     0.27     0.27     0.38     0.46
  Weighted-average number of shares (d)
    Basic...................................  102,188  101,167  101,280  100,323
    Diluted.................................  103,610  102,640  102,807  101,888
1996(B)
  Operating Revenues........................ $ 81,220 $108,881 $136,926 $201,876
  Operating Income (c)......................   13,951   30,234   32,601   30,828
  Net Income (c)............................   11,825   25,477   21,543   19,200
  Net Income Per Share (c)(d)
    Basic................................... $   0.21 $   0.45 $   0.31 $   0.19
    Diluted.................................     0.20     0.44     0.30     0.18
  Weighted-average number of shares (d)
  Basic.....................................   56,688   56,731   70,203  102,763
  Diluted...................................   57,969   58,156   71,653  104,271

--------
(a) Fourth quarter 1997 included losses from turnkey drilling services of $10.8 million ($7.0 million after taxes). The effect of these losses on earnings per share was $0.07, basic and diluted.
(b) Includes the operating results of Transocean ASA since September 1, 1996, the effective date of the Combination for accounting purposes.
(c) Fourth quarter 1996 included losses from turnkey drilling services of $5.0 million ($3.3 million after taxes). The effect of these losses on earnings per share, basic and diluted, was $0.03.
(d) 1997 and 1996 earnings per share amounts and weighted-average number of shares have been restated to comply with SFAS No. 128, Earnings Per Share, and to reflect the increased number of shares issued and outstanding as a result of the stock split.

NOTE 18--SUBSEQUENT EVENT

  In March 1998, the Company reached an agreement with Global Marine that terminated the cash flow sharing agreement, effective February 1, 1998, with certain continuing rights if any of the rigs are sold within three years, and settled all disputed matters (see Note 11). Under the terms of this agreement, the Company will receive $18 million in cash resulting in an after tax gain of approximately $12 million, or $0.11 per share, diluted.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held May 14, 1998, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 1997. Certain information with respect to the executive officers of the Company is set forth in Item 4 of this annual report under the caption "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

    (1) Financial Statements

                                                                            PAGE
                                                                            ----
      Included in Part II of this report:
        Report of Independent Auditors.....................................  28
        Consolidated Statements of Operations..............................  29
        Consolidated Balance Sheets........................................  30
        Consolidated Statements of Shareholders Equity.....................  31
        Consolidated Statements of Cash Flows..............................  32
        Notes to Consolidated Financial Statements.........................  33

  Financial statements of 50 percent or less owned joint ventures are not presented herein because such joint ventures do not meet the significance test.

    (2) Financial Statement Schedules

  Schedules are omitted either because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

    (3) Exhibits

  The following exhibits are filed in connection with this Report:

 NUMBER                               DESCRIPTION
 ------                               -----------
   3.1   Restated Certificate of Incorporation of the Company, including amendments dated September 3, 1996 (filed as Exhibit 4(a) to the
         Company's Registration Statement on Form S-8 Registration No. 333-
         12475 dated September 20, 1996)
   3.2   Amendment dated September 3, 1996 to Restated Certificate of
         Incorporation of the Company to change the Company's name (filed as
         Exhibit 4(b) to the Company's Registration Statement on Form S-8
         Registration No. 333-12475 dated September 20, 1996)
   3.3   Amendment dated September 3, 1996 to Restated Certificate of
         Incorporation of the Company to increase authorized shares of common stock (filed as Exhibit 4(c) to the Company's Registration Statement
         on Form S-8 Registration No. 333-12475 dated September 20, 1996)

 NUMBER                               DESCRIPTION
 ------                               -----------
    3.4  By-Laws of the Company (filed as Exhibit 3-(2) to the Company's Form
         10-K for the year ending December 31, 1993)
    4.1  Secured Credit Agreement dated as of January 17, 1997 among
         Transocean Enterprise Inc., the Lenders party thereto, ABN Amro Bank, as Agent, and the Co-Agents listed therein (filed as Exhibit 4-(1) to the Companys Form 10-K for the year ending December 31, 1996)
    4.2  Secured Credit Agreement dated as of July 30, 1996 among Sonat
         Offshore Drilling Inc., the Lenders party thereto, ABN Amro Bank, as
         Agent, and the Co-Agents listed therein (the "Credit Agreement")
         (filed as Exhibit 10-(1) to the Company's Form 10-Q for the quarter ending June 30, 1996)
    4.3  First Amendment to the Credit Agreement dated as of April 24, 1997
         (filed as Exhibit 4.1 to the Companys Form 10-Q for the quarter ending March 31, 1997)
   +4.4  Second Amendment to the Credit Agreement dated as of December 19,
         1997
    4.5  Indenture dated as of April 15, 1997 between the Company and Texas
         Commerce Bank National Association, as trustee (filed as Exhibit 4.1 to the Companys Form 8-K dated April 29, 1997)
    4.6  First Supplemental Indenture dated as of April 15, 1997 between the
         Company and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997 (filed as
         Exhibit 4.2 to the Companys Form 8-K dated April 29, 1997)
    4.7  Form of Note (filed as Exhibit 4.3 to the Companys Form 8-K dated
         April 29, 1997).
    4.8  Form of Debenture (filed as Exhibit 4.4 to the Companys Form 8-K dated April 19, 1997).
   10.1  Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling
         Inc. dated June 3, 1993 (filed as Exhibit 10-(3) to the Company's
         Form 10-Q for the quarter ending June 30, 1993)
  *10.2  Performance Award and Cash Bonus Plan of Sonat Offshore Drilling Inc.
         (filed as Exhibit 10-(5) to the Company's Form 10-Q for quarter ending June 30, 1993)
  *10.3  Form of Sonat Offshore Drilling Inc. Executive Life Insurance program
         Split Dollar Agreement and Collateral Assignment Agreement with schedule identifying the persons participating in Program (filed as
         Exhibit 10-(9) to the Company's Form 10-K for the year ending
         December 31, 1993)
   10.4  Purchase Agreement dated as of April 1, 1987 among Sonat Offshore
         Drilling Inc., Sonat Offshore Ventures Inc., Dixilyn-Field Drilling
         Company and Panhandle Eastern Corporation (filed as Exhibit 10-(9) to the Company's Form S-1 Registration No. 33-60992 dated April 13,
         1993)
   10.5  Agreement dated as of June 14, 1995, among Sonat Offshore Ventures
         Inc., Sonat Offshore Drilling Inc., Dixilyn-Field Drilling Company
         and Panhandle Eastern Corporation (filed as Exhibit 10-(8) to the
         Company's Form 10-K for the year ending December 31, 1995)
   10.6  Letter Agreement dated August 31, 1991 among Sonat Offshore Drilling
         Inc., Arcade Shipping as and Reading and Bates Corporation (filed as
         Exhibit 10-(12) to the Company's Form S-1 Registration No. 33-60992
         dated April 13, 1993)
  *10.7  Employment Agreements between J. Michael Talbert, W. Dennis Heagney,
         Robert L. Long, Jon C. Cole, Donald R. Ray, Eric B. Brown and Barbara
         S. Koucouthakis, individually, and Transocean Offshore Inc. dated
         December 6, 1995 (filed as Exhibit 10-(18) to the Company's Form 10-K for the year ending December 31, 1995)
  *10.8  Long-Term Incentive Plan of Transocean Offshore Inc., as amended and restated effective March 13, 1997 (filed as Exhibit 10.1 to the
         Companys Form 10-Q for the quarter ending March 31, 1997)
  *10.9  Employment Agreement dated as of August 14, 1997 between Dennis R.
         Long and Transocean Offshore Inc. (filed as Exhibit 10.1 to the
         Companys Form 10-Q for the quarter ending September 30, 1997)
  +21    Subsidiaries of the Company
  +23    Consent of Ernst & Young LLP
  +24    Powers of Attorney

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

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ending December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 20, 1998.

                                          TRANSOCEAN OFFSHORE INC.

                                          By:       /s/ Robert L. Long
                                             ----------------------------------

                                                      ROBERT L. LONG
                                                   SENIOR VICE PRESIDENT

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 20, 1998.

              SIGNATURE                              TITLE

        /s/ Michael Talbert             Chairman of the Board and Chief
-----------------------------------      Executive Officer (Principal
          MICHAEL TALBERT                     Executive Officer)

        /s/ Robert L. Long               Senior Vice President, Chief
-----------------------------------     Financial Officer and Treasurer
          ROBERT L. LONG                 (Principal Financial Officer)

    /s/ Barbara S. Koucouthakis          Vice President and Controller
-----------------------------------     (Principal Accounting Officer)
      BARBARA S. KOUCOUTHAKIS

                 *                                 Director
-----------------------------------
         RICHARD D. KINDER

                 *                                 Director
-----------------------------------
       RONALD L. KUEHN, JR.

                 *                                 Director
-----------------------------------
         ROBERT J. LANIGAN

                 *                                 Director
-----------------------------------
           MAX L. LUKENS

                 *                                 Director
-----------------------------------
        MARTIN B. MCNAMARA

                 *                                 Director
-----------------------------------
           KRISTIAN SIEM

                 *                                 Director
-----------------------------------
        FRIDTJOF LORENTZEN

                 *                       Director, President and Chief
-----------------------------------            Operating Officer
         W. DENNIS HEAGNEY


           /s/ Eric B. Brown
*By: ______________________________

             ERIC B. BROWN
          (ATTORNEY-IN-FACT)