Form 10-Q
period 1998-03-31
TRANSOCEAN OFFSHORE INC
filed 1998-05-12
CIK 314047

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO ____________.

                         COMMISSION FILE NUMBER 1-7746

                              -------------------


                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)


                              -------------------


         DELAWARE                                      72-0464968
(State or other jurisdiction              (I.R.S. Employer Identification No.)
   of incorporation or organization)


           4 GREENWAY PLAZA
            HOUSTON, TEXAS                                 77046
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (713) 871-7500

                              -------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----


     As of May 1, 1998, 100,307,439 shares of common stock, par value $.01 per share, of Transocean Offshore Inc. were outstanding.

===============================================================================

                           TRANSOCEAN OFFSHORE INC.

                              INDEX TO FORM 10-Q

                         QUARTER ENDED MARCH 31, 1998


                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION
------------------------------

     ITEM 1. Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 1998 and 1997...................   2

         Condensed Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997.........................   3

         Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1998 and 1997...................   4

         Notes to Condensed Consolidated Financial Statements............   5

     ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   8


PART II - OTHER INFORMATION
---------------------------

     ITEM 1. Legal Proceedings...........................................  17

     ITEM 6. Exhibits and Reports on Form 8-K............................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Transocean Offshore Inc. and consolidated subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months Ended
                                                                       March 31,
                                                       --------------------------------------
                                                              1998                 1997
                                                       -------------------  -----------------
                                                        (In thousands, except per share data)
Operating Revenues                                               $258,313            $219,616
---------------------------------------------------------------------------------------------

Costs and Expenses
 Operating and maintenance                                        131,648             144,846
 Depreciation and amortization                                     28,078              24,408
 General and administrative                                         7,268               5,779
---------------------------------------------------------------------------------------------
                                                                  166,994             175,033
---------------------------------------------------------------------------------------------

Operating Income                                                   91,319              44,583
---------------------------------------------------------------------------------------------

Other Income (Expense), Net
 Equity in earnings of joint ventures                               2,333               2,465
 Interest income                                                      868                 703
 Interest expense, net of amounts capitalized                      (7,107)             (4,802)
 Gain on termination of cash flow sharing agreement                21,386                   -
 Other, net                                                         1,215              (2,200)
---------------------------------------------------------------------------------------------
                                                                   18,695              (3,834)
---------------------------------------------------------------------------------------------

Income Before Income Taxes                                        110,014              40,749

Income Taxes                                                       32,454              13,040
---------------------------------------------------------------------------------------------

Net Income                                                       $ 77,560            $ 27,709
=============================================================================================

Earnings Per Share
 Basic                                                              $0.78            $   0.27
=============================================================================================
 Diluted                                                            $0.77            $   0.27
=============================================================================================

Weighted Average Shares Outstanding
 Basic                                                             99,673             102,188
---------------------------------------------------------------------------------------------
 Diluted                                                          100,683             103,610
---------------------------------------------------------------------------------------------

Dividends Paid Per Share                                            $0.03            $   0.03
=============================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                            March 31,     December 31,
                                                                               1998            1997
                                                                           ------------    ------------
                                                                       (In thousands, except share data)

                                            ASSETS
Cash and Cash Equivalents                                                       $   57,619   $   54,225
Accounts Receivable                                                                241,168      199,716
Deferred Income Taxes                                                               10,008        4,418
Materials and Supplies                                                              31,543       30,917
Prepayments                                                                          8,914        9,389
Other Current Assets                                                                 1,284        8,425
-------------------------------------------------------------------------------------------------------
 Total Current Assets                                                              350,536      307,090
-------------------------------------------------------------------------------------------------------

Property and Equipment                                                           2,226,971    2,113,462
Less Accumulated Depreciation                                                      468,791      445,488
-------------------------------------------------------------------------------------------------------
 Property and Equipment, net                                                     1,758,180    1,667,974
-------------------------------------------------------------------------------------------------------

Goodwill, net                                                                      688,688      693,154
Investments in and Advances to Joint Ventures                                       44,058       45,869
Other Assets                                                                        42,496       41,001
-------------------------------------------------------------------------------------------------------
 Total Assets                                                                   $2,883,958   $2,755,088
=======================================================================================================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                                                $   45,456   $   62,997
Accrued Income Taxes                                                                60,052       47,002
Current Portion of Long-Term Debt                                                    4,803        4,812
Other Current Liabilities                                                           62,921       70,381
-------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                         173,232      185,192
-------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                     776,483      728,282
Deferred Income Taxes                                                              186,653      171,306
Other Long-Term Liabilities                                                         42,345       49,130
-------------------------------------------------------------------------------------------------------
 Total Long-Term Liabilities                                                     1,005,481      948,718
-------------------------------------------------------------------------------------------------------

Preferred Stock, $0.10 par value; 50,000,000 shares authorized,
 none issued and outstanding                                                             -            -
Common Stock, $0.01 par value; 150,000,000 shares authorized,
 103,763,040 shares issued and 99,979,040 shares outstanding at March 31, 1998,and 103,700,638 shares issued and
 99,916,638 shares outstanding at December 31, 1997                                  1,037        1,037
Less Common Stock in Treasury, at cost;
 3,784,000 shares at March 31, 1998 and December 31, 1997                         (144,297)    (144,297)
Additional Paid-in Capital                                                       1,518,615    1,509,110
Retained Earnings                                                                  329,890      255,328
-------------------------------------------------------------------------------------------------------
 Total Stockholders' Equity                                                      1,705,245    1,621,178
-------------------------------------------------------------------------------------------------------
 Total Liabilities and Stockholders' Equity                                     $2,883,958   $2,755,088
=======================================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                                   -----------------------
                                                                       1998       1997
                                                                   -----------  ----------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $  77,560    $ 27,709
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                        28,078      24,408
   Deferred income taxes                                                 9,757       1,298
   Equity in earnings of joint ventures                                 (2,333)     (2,465)
   (Gain) loss on disposal of assets                                    (2,048)        138
   Deferred income, net                                                 (2,858)     20,000
   Deferred expenses, net                                                1,348      (3,615)
   Other, net                                                           (4,185)      1,707
   Changes in operating assets and liabilities
    Accounts receivable                                                (42,972)    (17,969)
    Accounts payable                                                   (15,808)     (1,643)
    Income taxes receivable/payable, net                                21,850      10,334
    Other current assets                                                 6,990        (762)
    Other current liabilities                                           (7,460)    (12,251)
------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                               67,919      46,889
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                 (114,833)    (82,618)
 Proceeds from disposal of assets                                          601          81
 Joint ventures and other investments                                    4,144      (1,484)
------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                 (110,088)    (84,021)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) on revolving line of credit                50,600     (22,161)
 Proceeds from project financing facility                                    -     107,896
 Repayments on term loan facility                                            -      (6,750)
 Financing costs                                                             -      (2,543)
 Treasury shares purchased                                                   -     (49,910)
 Sale of note receivable                                                     -      11,000
 Exercise of stock options                                                 654         286
 Repayment of notes payable                                             (2,308)          -
 Dividends paid                                                         (2,998)     (3,038)
 Other, net                                                               (385)          4
------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                               45,563      34,784
------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                     3,394      (2,348)
------------------------------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                        54,225      24,154
------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                           $  57,619    $ 21,806
==========================================================================================


                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

EARNINGS PER SHARE - In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share which was previously not required to be reported if the effect of the dilution was less than three percent. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

STOCK SPLIT - In August 1997, the Board of Directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend. The dividend was paid September 19, 1997 to stockholders of record on September 5, 1997. All references in the financial statements to number of shares and per share amounts have been retroactively restated to reflect the increased number of shares of common stock issued and outstanding as a result of the dividend.

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $8.2 million and $2.0 million, respectively, for the three months ended March 31, 1998 and $7.9 million and $1.4 million, respectively, for the three months ended March 31, 1997.

GOODWILL - Goodwill is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of March 31, 1998 and December 31, 1997 totaled $29.3 million, and $24.8 million, respectively.

CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $6.6 million and $2.8 million for the three months ended March 31, 1998 and 1997, respectively.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


INTERIM FINANCIAL INFORMATION - The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

NEW ACCOUNTING PRONOUNCEMENT - In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans in annual financial statements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company adopted this standard in the first quarter of 1998.

NOTE 2 - UPGRADE AND EXPANSION OF DRILLING FLEET

The Company made capital additions of $114.8 million during the first quarter of 1998, primarily relating to its previously announced fleet additions and upgrades. During 1998 the Company spent $26.6 million on the conversion of the Transocean Marianas, $22.5 million on the construction of a deepwater drillship to be named "Discoverer Enterprise", $21.6 million on the construction of a deepwater drillship to be named "Discoverer Spirit" and $21.5 million on the construction of a third Discoverer Enterprise-class drillship.

NOTE 3 - DEBT

Debt is comprised of the following:
                                           March 31, December 31,
                                             1998        1997
                                           --------  ---------
                                              (In thousands)
 Revolving Credit Facility                 $257,000   $206,400
 Project Financing Agreement                196,210    196,210
 8.00% Debentures, net of discount          199,222    199,216
 7.45% Notes                                100,000    100,000
 6.90% Notes Payable                         27,692     30,000
 Other                                        1,162      1,268
--------------------------------------------------------------
  Total Debt                                781,286    733,094
 Less Current Maturities                      4,803      4,812
--------------------------------------------------------------
  Total Long-Term Debt                     $776,483   $728,282
==============================================================

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 4 - TERMINATION OF CASH FLOW SHARING AGREEMENT

The Company and Global Marine Inc. ("Global Marine") were parties to an agreement pursuant to which the Company participated in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participated in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. During April 1997, Global Marine initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement, including the distribution of cash flow from the rigs and whether the Company's acquisition of Transocean ASA may have given rise to a right of first refusal on the part of Global Marine to purchase the Transocean Nordic. In March 1998, the Company reached an agreement with Global Marine that terminated the cash flow sharing agreement, effective February 1, 1998, with certain continuing rights if any of the rigs are sold within three years, and settled all disputed matters. Under the terms of this agreement, the Company received $29.8 million in cash in settlement of outstanding accounts receivable and to terminate the cash flow sharing agreement, resulting in an after tax gain of $13.9 million, or $0.14 per share, diluted.

NOTE 5 - EARNINGS PER SHARE

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                            -------------------------------------
                                                                  1998                1997
                                                            -----------------  ------------------
                                                            (In thousands, except per share data)

Net Income for basic and diluted earnings per share                  $ 77,560            $ 27,709
=================================================================================================

Weighted-average shares for basic earnings per share                   99,673             102,188
Effect of dilutive securities
 Employee stock options and unvested stock grant                        1,010               1,422
-------------------------------------------------------------------------------------------------
Adjusted weighted-average shares and assumed conversions
 for diluted earnings per share                                       100,683             103,610
=================================================================================================

Basic earnings per share                                             $   0.78            $   0.27
=================================================================================================

Diluted earnings per share                                           $   0.77            $   0.27
=================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in connection with the information contained in the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

Transocean Offshore Inc. is a leading international provider of deepwater and harsh-environment contract drilling services for oil and gas wells. The Company currently owns, has ownership interests in or operates 30 mobile offshore
drilling rigs (including one unit not yet in service).   Transocean's fleet
consists of seven fourth-generation semisubmersibles, fourteen second- and third-generation semisubmersibles, three drillships and six jackup rigs. In addition, the Company has under construction three new technologically advanced, ultra-deepwater drillships. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company also provides additional drilling services, including turnkey drilling, coiled tubing drilling and well engineering and planning.

In September 1997, the Company effected a two-for-one split of its common stock in the form of a 100 percent stock dividend. All references in this report to number of shares and per share amounts have been retroactively restated to reflect the increased number of shares of common stock issued and outstanding as a result of the dividend.

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


                                Three Months Ended
                                    March 31,
                             -----------------------
                                 1998        1997
                              ----------  ----------
OPERATING REVENUES (a)             (In thousands)
Mobile Units
 U.S. Gulf of Mexico            $ 69,492    $ 39,106
 North Sea and Europe            110,479      84,592
 Other Western Hemisphere         25,924       6,935
 Other Eastern Hemisphere         15,240      17,787
----------------------------------------------------
                                 221,135     148,420
----------------------------------------------------

Drilling Services                 37,178      71,196
----------------------------------------------------
Total Revenues                  $258,313    $219,616
====================================================

OPERATING INCOME (LOSS) (b)
Mobile Units
 U.S. Gulf of Mexico            $ 41,097    $ 23,609
 North Sea and Europe             37,368      12,865
 Other Western Hemisphere         16,086       2,728
 Other Eastern Hemisphere          5,661       9,683
 Other                            (1,730)     (3,413)
----------------------------------------------------
                                  98,482      45,472
----------------------------------------------------

Drilling Services                    420       5,062
Corporate Expenses                (7,583)     (5,951)
----------------------------------------------------
Operating Income                $ 91,319    $ 44,583
====================================================

 (a) Intersegment eliminations are not material.
 (b) Amounts shown are after applicable depreciation and amortization.

QUARTER ENDED MARCH 31, 1998, COMPARED TO QUARTER ENDED MARCH 31, 1997

Net income for the three months ended March 31, 1998 was $77.6 million or $0.77 per share, diluted, compared to $27.7 million or $0.27 per share, diluted, for the first quarter of 1997, an increase of $49.9 million or $0.50 per share, diluted. The increase in 1998 resulted primarily from increased dayrates over the prior year period, as well as a one-time $21.4 million pre-tax gain ($13.9 million after tax or $0.14 per share, diluted) on the termination of a cash flow sharing agreement with Global Marine Inc. ("Global Marine").

Revenues were $258.3 million for the three months ended March 31, 1998, compared to $219.6 million for the prior year quarter, an increase of $38.7 million or 18 percent. Operating income was $91.3 million in 1998 compared to $44.6 million in the first quarter of 1997, an increase of $46.7 million or 105 percent.

Revenues and operating income from Mobile Units increased significantly in the first quarter of 1998 compared to the prior year quarter. Rig utilization increased to 98% in 1998 from 93% in the first quarter of 1997, reflecting reduced downtime for rig repairs and upgrades. The average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $112,800 in 1998, compared to approximately $86,900 in the first quarter of 1997, an increase of 30 percent. The Company's jackup drilling rigs experienced a similar percentage increase in average dayrates.

In the U.S. Gulf of Mexico, the increases in revenues and operating income resulted from higher dayrates earned during the current quarter, as well as from the results of two additional rigs working in the region. Both rigs were in the shipyard in the first quarter for 1997 undergoing upgrades. In the North Sea and Europe, increases resulted from higher dayrates and lower downtime for repairs and marine surveys. Operating results in Other Western Hemisphere benefited from the addition of the results of one drilling rig that had operated in Other Eastern Hemisphere in 1997 and one rig that had operated in an unconsolidated joint venture in the prior year. Both rigs also experienced significant dayrate increases over the prior period. The rigs in Other Eastern Hemisphere experienced significant dayrate increases, which was offset by the relocation of one rig to Other Western Hemisphere in 1998.

Revenues and operating income from Drilling Services decreased in the first three months of 1998 compared to the first quarter of 1997. This decrease primarily reflects the May 1997 divestiture of certain non-core activities and assets originally acquired in the 1996 combination with Transocean ASA.

Corporate expenses increased $1.6 million, from $6.0 million in the first quarter of 1997 to $7.6 million in the current quarter. The corporate organization continued to grow to accommodate the increased activities of the Company. The previously announced fleet expansion projects require increased engineering and coordination efforts, as well as expanded recruiting and training activities for drilling crews. The Company also continues to upgrade and expand its communication and data processing systems to more effectively manage its geographically diversified operations.

Other income increased to $18.7 million in the first quarter of 1998 compared to other expense of $3.8 million in the prior year. In March 1998, the Company recognized a $21.4 million pre-tax gain on the termination of a cash flow sharing agreement with Global Marine (see Part II. Item 1. Legal Proceedings). Interest expense increased due to higher average debt balances in 1998 over the first quarter of 1997 resulting from the upgrade and expansion of the Company's drilling fleet.

Income tax expense increased by $19.4 million due primarily to higher pre-tax earnings in the first quarter of 1998 over the same period in 1997. The Company's effective tax rate was lower in the first quarter of 1998 compared to the same period in 1997 due to an increase in the permanent reinvestment of earnings of certain foreign subsidiaries.

MARKET OUTLOOK

High utilization and increasing dayrates for rigs in the deepwater and harsh-environment markets continued into the first part of 1998. This reflects the continued demand for such equipment and limited supply of drilling rigs with these capabilities. The continued interest in the deepwater and harsh-environment markets is due in part to technological advances such as 3D seismic and subsea completions that improve the economics of offshore exploration and development. Because of the relatively high levels of investment required, deepwater and harsh-environment exploration and production efforts represent a longer-term commitment by customers, who typically contract drilling equipment for such efforts under multi-year agreements.

Historically, the contract drilling market has been highly competitive and cyclical. As a result, the Company cannot predict the extent to which current market conditions will continue. During the latter part of 1997 and early part of 1998, oil prices declined substantially before partially recovering. While short-term fluctuations in oil prices do not significantly impact the Company's rig dayrates and utilization due to the longer-term nature of contracts in the deepwater and harsh-environment markets, an extended period of relatively low oil prices could reduce demand for the Company's contract drilling services. Also during 1998, the government of the United Kingdom has discussed increasing the level of taxation on oil and gas activities in the U.K. sector of the North Sea. At this time, the Company cannot predict the likelihood of any such tax increase or what impact any such increase, if enacted, might have on demand for the Company's services in this sector.

As a result of the improved market conditions, a number of drilling contractors have commenced upgrading existing rigs or constructing new rigs that will be capable of competing with the Company's deepwater and harsh-environment rigs. Although most of these rigs are being built pursuant to long-term contract commitments, there can be no assurance that, upon the expiration of such contracts and the contracts for the Company's rigs, the then-current market conditions will be favorable and that current high utilization rates and dayrates will continue.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Cash flows provided by operations were $67.9 million for the three months ended March 31, 1998, compared to $46.9 million for the three months ended March 31, 1997, an increase of $21.0 million. The increase in cash provided by operations was due primarily to higher net income in the 1998 quarter over the 1997 quarter, partially offset by a decrease due to changes in working capital components in 1998 and deferred income received from a customer included in 1997.

Cash flows used in investing activities in the first quarter of 1998 were $110.1 million, compared to $84.0 million in the first quarter of 1997. The increase resulted primarily from the increase in capital expenditures related to the Transocean Marianas, the Discoverer Enterprise and the two recently announced Discoverer Enterprise-class drillships.

Cash flows provided by financing activities were $45.6 million in the first three months of 1998, compared to $34.8 million in the first three months of 1997. During 1998, the Company increased its net borrowings under its revolving line of credit. In the first quarter of 1997, the Company received proceeds from the sale of a note and increased its borrowings through the project financing facility. These proceeds were partially offset by the repurchase of Company common stock and net repayment on its revolving line of credit.

CAPITAL EXPENDITURES

The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $114.8 million during the first quarter of 1998 and are expected to be approximately $395 million during the remainder of the year, including amounts that will be spent on the construction of two recently announced Discoverer Enterprise-class drillships. During 1998, $26.6 million and $22.5 million was spent on the Transocean Marianas conversion and Discoverer Enterprise construction, respectively, and the Company expects to spend approximately $55 million and $130 million, respectively, to complete these projects during the remainder of the year. Additionally, the Company spent $43.1 million during 1998 on the construction of the two additional Discoverer Enterprise-class drillships. The Company expects to spend approximately $100 million during the remainder of 1998 and approximately $492 million during 1999 and 2000 in the construction of these drillships.

As with any major construction project that takes place over an extended period of time, actual costs and the timing of such expenditures may vary from initial estimates based on finalization of the design and actual terms of awarded contracts. The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Credit Agreement referred to below and other commercial bank or capital market financings, including potential public offerings under the Company's shelf registration statement (discussed below) and, in the case of the Discoverer Enterprise, financing under the Project Financing Agreement referred to below.

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

TERMINATION OF CASH FLOW SHARING AGREEMENT

In March 1998, the Company reached an agreement with Global Marine that terminated the cash flow sharing agreement, effective February 1, 1998, with certain continuing rights if any of the rigs are sold within three years, and settled all disputed matters (see Part II. Item 1. Legal Proceedings). Under the terms of this agreement, the Company received $29.8 million in cash in settlement of outstanding accounts receivable balances and to terminate the cash flow sharing agreement, resulting in an after tax gain of approximately $13.9 million, or $0.14 per share, diluted. The net proceeds were used to repay debt.

AUTHORIZED STOCK REPURCHASE

In May 1997, the Company's Board of Directors authorized the repurchase of up to $200 million worth of shares of its common stock from time to time on the open market or in privately negotiated transactions. After purchases made during 1997, approximately $105 million remains available under this authority. The Board of Directors regularly reviews the possibility of repurchasing common stock in light of prevailing stock prices and the financial position of the Company.

DEBT

CREDIT AGREEMENT - In connection with the 1996 combination with Transocean ASA, the Company entered into a secured credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Credit Agreement"). The Credit Agreement, as subsequently amended, provides for borrowing by the Company under a six-year revolving credit facility in the amount of $540 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at March 31, 1998) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants, including an interest coverage ratio, which could limit the Company's ability to pay dividends in the future. The Credit Agreement has a maturity date of July 2002. As of March 31, 1998, $257.0 million in borrowings were outstanding under the Credit Agreement.

PROJECT FINANCING AGREEMENT - In connection with the on-going construction of the Discoverer Enterprise and the now completed upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc., obtained a bank financing agreement effective December 27, 1996 from a group of banks led by ABN AMRO Bank, N.V. (the "Project Financing Agreement"). Approximately $340 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66 million is to be repaid upon completion of construction and acceptance of the two vessels (no later than December 31, 1998) by Amoco Exploration and Production Company ("Amoco"), which is contracting the rigs for a period of five years following completion. It bears an interest rate of LIBOR plus 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $66 million utilizing funds borrowed under the Revolving Credit Facility. The second tranche of $274.5 million (of which $130.2 million in borrowings were outstanding as of March 31, 1998) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two vessels by Amoco (no later than December 31, 1998). The term financing would mature over a period of five years. The term financing would also be divided into two tranches, the relative amounts and terms of which would depend on various factors. As of March 31, 1998, $196.2 million in borrowings were outstanding under the Project Financing Agreement.

LETTERS OF CREDIT

The Company had letters of credit outstanding at March 31, 1998 totaling $36.3 million, including $28.9 million relating to a legal dispute with Kvaerner Installasjon a.s (see Part II. Item 1. Legal Proceedings). The remaining $7.4 million guarantees various insurance and contract bidding activities.

SHELF REGISTRATION

In April 1997, the Company filed with the Securities and Exchange Commission (the "SEC") a $750 million shelf registration statement on Form S-3 for the proposed offering from time to time of debt securities, preferred stock, common stock and warrants to purchase preferred stock or debt securities. The registration statement was declared effective by the SEC on April 11, 1997. In April 1997, the Company completed the public offering and sale of $300 million aggregate principal amount of senior, unsecured debt securities under this registration statement.

DERIVATIVE INSTRUMENTS

The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting.

Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At March 31, 1998, the Company did not have any foreign exchange derivative instruments not qualifying as hedges. The Company recognized a net pre-tax loss of $1.9 million on such instruments for the three months ended March 31, 1997.

The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At March 31, 1998, the net unrealized loss on open interest rate swaps was $3.9 million.

SOURCES OF LIQUIDITY

The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its Credit Agreement, Project Financing Agreement and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments and capital expenditures for new rig construction, upgrade and conversion projects.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans in annual financial statements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company adopted this standard in the first quarter of 1998.

YEAR 2000 ISSUE

The Company uses a variety of computer information systems. It is possible that certain of these systems will not be able to process dates beginning in the year 2000, as many such systems are based on storing two digits to identify a particular year rather than a full four digits and are not designed to take into account the start of a new century. The Company has performed a survey of all of its business, financial and engineering information systems and identified and commenced replacement of software and hardware systems determined not to be compliant. The Company expects to complete this process during the first half of 1999. A plan has been developed to survey all rig equipment that uses program logic chips, identify those chips that are year 2000 compliant and replace or upgrade those that are not. This plan is in the process of being implemented and the Company expects full implementation by the second quarter of 1999; however, the Company is unable at this point in the implementation process to predict the timing, extent or estimated cost of any replacement or upgrades that may be required. There can be no assurance that the Company will successfully be able to identify and remedy all potential year 2000 problems in the operations area in advance of their occurrence. Any such problems, if they arise, could cause downtime on the Company's offshore drilling units leading to a loss of revenues, and depending upon the extent of the problems, could have a material adverse effect upon the operations or financial results of the Company.

FORWARD-LOOKING INFORMATION

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "should" occur, and similar expressions, are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to industry and market conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, political instability in foreign jurisdictions, scheduled completion of construction projects, the labor market for skilled personnel in the offshore drilling industry, the outcome of upcoming labor negotiations with unions representing certain Norwegian offshore workers, and other factors discussed in this quarterly report and in the Company's other filings with the Securities Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Company and Global Marine were parties to an agreement pursuant to which the Company participated in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participated in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. During April 1997, Global Marine initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement, including the distribution of cash flow from the rigs and whether the Company's acquisition of Transocean ASA may have given rise to a right of first refusal on the part of Global Marine to purchase the Transocean Nordic. In March 1998, the Company reached a settlement with Global Marine resolving the disputed matters under the cash flow sharing agreement and terminating such agreement as of February 1, 1998. Pursuant to the settlement, the parties will have certain continuing rights to receive payments if any of the rigs covered by the former agreement are sold within three years. The Company received $29.8 million in cash from Global Marine, resulting in an after tax gain of $13.9 million, or $0.14 per share, diluted. The net cash proceeds were used to repay debt.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:



NUMBER                        DESCRIPTION
------                        -----------

 27.1      Financial Data Schedule.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ending March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 1998.

                                         TRANSOCEAN OFFSHORE INC.



                                         By: /s/ Robert L. Long
                                            --------------------------------
                                            Robert L. Long
                                            Senior Vice President
                                            (Principal Financial Officer)



                                         By: /s/ Barbara S. Koucouthakis
                                            --------------------------------
                                            Barbara S. Koucouthakis
                                            Vice President and Controller
                                            (Principal Accounting Officer)