Form 10-Q
period 1998-06-30
TRANSOCEAN OFFSHORE INC
filed 1998-08-11
CIK 314047

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________ TO _________________.


                         COMMISSION FILE NUMBER 1-7746

                              ------------------

                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)

                              ------------------

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

                              ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     As of July 31,1998, 100,549,127 shares of common stock, par value $.01 per share, of Transocean Offshore Inc. were outstanding.


================================================================================

                           TRANSOCEAN OFFSHORE INC.

                              INDEX TO FORM 10-Q

                          QUARTER ENDED JUNE 30, 1998


                                                                            Page

PART I -  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited)

              Condensed Consolidated Statements of Operations
                Three and Six Months Ended June 30, 1998 and 1997...........   2

              Condensed Consolidated Balance Sheets
                June 30, 1998 and December 31, 1997.........................   3

              Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1998 and 1997.....................   4

              Notes to Condensed Consolidated Financial Statements..........   5

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................   9

PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.............................................  19

     ITEM 4.  Submission of matters to a Vote of Security Holders...........  19

     ITEM 6.  Exhibits and Reports on Form 8-K..............................  19

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

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                            -----------------         -----------------
                                                            1998         1997         1998         1997
                                                            ----         ----         ----         ----
                                                               (In thousands, except per share data)
Operating Revenues                                        $251,577     $208,093     $509,890     $427,709
---------------------------------------------------------------------------------------------------------
Costs and Expenses
 Operating and maintenance                                 114,427      132,885      246,075      277,731
 Depreciation and amortization                              28,103       25,837       56,181       50,245
 General and administrative                                  7,845        7,265       15,113       13,044
---------------------------------------------------------------------------------------------------------
                                                           150,375      165,987      317,369      341,020
---------------------------------------------------------------------------------------------------------

Operating Income                                           101,202       42,106      192,521       86,689
---------------------------------------------------------------------------------------------------------
Other Income (Expense), Net
 Equity in earnings of joint ventures                        2,557        2,420        4,890        4,885
 Interest income                                             1,084          147        1,952          850
 Interest expense, net of amounts capitalized               (5,575)      (6,029)     (12,682)     (10,831)
 Gain on termination of cash flow sharing agreement            (96)           -       21,290            -
 Other, net                                                   (362)       1,587          853         (613)
---------------------------------------------------------------------------------------------------------
                                                            (2,392)      (1,875)      16,303       (5,709)
---------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                  98,810       40,231      208,824       80,980

Income Taxes                                                29,149       12,315       61,603       25,355
---------------------------------------------------------------------------------------------------------
Net Income                                                $ 69,661     $ 27,916     $147,221     $ 55,625
=========================================================================================================

Earnings Per Share
 Basic                                                       $0.70     $   0.28        $1.47     $   0.55
=========================================================================================================
 Diluted                                                     $0.69     $   0.27        $1.46     $   0.54
=========================================================================================================

Weighted Average Shares Outstanding
 Basic                                                     100,082      101,167       99,879      101,674
---------------------------------------------------------------------------------------------------------
 Diluted                                                   101,006      102,640      100,854      103,123
---------------------------------------------------------------------------------------------------------

Dividends Paid Per Share                                     $0.03     $   0.03        $0.06     $   0.06
=========================================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       June 30,    December 31,
                                                                         1998         1997
                                                                       --------    ------------
                                                                (In thousands, except share data)
                                    ASSETS
Cash and Cash Equivalents                                             $   41,742    $   54,225
Accounts Receivable                                                      231,306       199,716
Deferred Income Taxes                                                      7,511         4,418
Materials and Supplies                                                    33,004        30,917
Prepayments                                                                6,938         9,389
Other Current Assets                                                       9,979         8,425
----------------------------------------------------------------------------------------------
 Total Current Assets                                                    330,480       307,090
----------------------------------------------------------------------------------------------

Property and Equipment                                                 2,346,262     2,113,462
Less Accumulated Depreciation                                            491,673       445,488
----------------------------------------------------------------------------------------------
 Property and Equipment, net                                           1,854,589     1,667,974
----------------------------------------------------------------------------------------------

Goodwill, net                                                            684,206       693,154
Investments in and Advances to Joint Ventures                             50,109        45,869
Other Assets                                                              30,061        41,001
----------------------------------------------------------------------------------------------
 Total Assets                                                         $2,949,445    $2,755,088
==============================================================================================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                                      $   47,715    $   62,997
Accrued Income Taxes                                                      51,201        47,002
Current Portion of Long-Term Debt                                          4,803         4,812
Other Current Liabilities                                                 60,626        70,381
----------------------------------------------------------------------------------------------
 Total Current Liabilities                                               164,345       185,192
----------------------------------------------------------------------------------------------

Long-Term Debt                                                           771,021       728,282
Deferred Income Taxes                                                    195,428       171,306
Other Long-Term Liabilities                                               40,443        49,130
----------------------------------------------------------------------------------------------
 Total Long-Term Liabilities                                           1,006,892       948,718
----------------------------------------------------------------------------------------------
Preferred Stock, $0.10 par value; 50,000,000 shares authorized,
 none issued and outstanding                                                   -             -
Common Stock, $0.01 par value; 150,000,000 shares authorized,
 104,333,127 shares issued and 100,549,127 shares outstanding at June 30, 1998, and 103,700,638 shares issued and
 99,916,638 shares outstanding at December 31, 1997                        1,043         1,037
Less Common Stock in Treasury, at cost;
 3,784,000 shares at June 30, 1998 and December 31, 1997                (144,297)     (144,297)
Additional Paid-in Capital                                             1,524,928     1,509,110
Retained Earnings                                                        396,534       255,328
----------------------------------------------------------------------------------------------
 Total Stockholders' Equity                                            1,778,208     1,621,178
----------------------------------------------------------------------------------------------
 Total Liabilities and Stockholders' Equity                           $2,949,445    $2,755,088
==============================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                        ------------------
                                                                        1998          1997
                                                                        ----          ----
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                           $ 147,221    $  55,625
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                         56,181       50,245
   Deferred income taxes                                                 21,029        1,651
   Equity in earnings of joint ventures                                  (4,890)      (4,885)
   Gain on disposal of assets                                            (3,735)        (332)
   Deferred income, net                                                  (4,901)      15,204
   Deferred expenses, net                                                 3,096       (9,504)
   Other, net                                                             6,964       (8,801)
   Changes in operating assets and liabilities,
   net of effects from divestiture
    Accounts receivable                                                 (33,111)     (12,173)
    Accounts payable                                                    (13,548)       1,651
    Income taxes receivable/payable, net                                 13,000       (8,086)
    Other current assets                                                 (1,191)     (13,789)
    Other current liabilities                                            (9,755)     (11,097)
--------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                               176,360       55,709
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                  (241,736)    (192,158)
 Proceeds from disposal of assets                                         6,440          572
 Joint ventures and other investments                                     3,394         (527)
 Divestiture of non-core drilling services activities and assets              -      105,584
 Cash balances of activities divested                                         -       (6,109)
 Other                                                                        -         (878)
--------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                  (231,902)     (93,516)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) on revolving credit facility                45,200     (143,138)
 Exercise of stock options                                                6,661        3,792
 Dividends paid                                                          (6,015)      (6,079)
 Repayment of notes payable                                              (2,308)           -
 Proceeds of public debt offering, net                                        -      299,202
 Proceeds from project financing facility                                     -      137,870
 Repayments on term loan facility                                             -     (193,250)
 Financing costs                                                              -       (5,208)
 Treasury shares purchased                                                    -      (49,910)
 Sale of note receivable                                                      -       11,000
 Other, net                                                                (479)         530
--------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                43,059       54,809

Net Increase (Decrease) in Cash and Cash Equivalents                    (12,483)      17,002
--------------------------------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                         54,225       24,154
--------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                            $  41,742    $  41,156
============================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -  GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $27.7 million and $28.7 million, respectively, for the six months ended June 30, 1998 and $13.1 million and $31.8 million, respectively, for the six months ended June 30, 1997.

GOODWILL - Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization as of June 30, 1998 and December 31, 1997 totaled $33.8 million, and $24.8 million, respectively.

CAPITALIZED INTEREST - Interest costs for construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $8.4 million and $15.0 million for the three and six months ended June 30, 1998 and $4.8 million and $7.7 million in the corresponding periods of 1997.

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

NEW ACCOUNTING PRONOUNCEMENTS - In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans in annual financial statements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company adopted this standard in the first quarter of 1998.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

NOTE 2 -  UPGRADE AND EXPANSION OF DRILLING FLEET

The Company made capital additions of $241.7 million during the first six months of 1998, primarily relating to its previously announced fleet additions and upgrades. During the first six months of 1998, the Company spent $63.6 million on the conversion of the Transocean Marianas, $53.8 million on the construction of the deepwater drillship Discoverer Enterprise, $55.2 million on the construction of the deepwater drillship to be named "Discoverer Spirit", and $31.9 million on the construction of the deepwater drillship to be named "Discoverer Deep Seas".

NOTE 3 - DEBT

Debt is comprised of the following:
                                             June 30,  December 31,
                                               1998        1997
                                               ----        ----
                                                (In thousands)
 Revolving Credit Facility                   $251,600    $206,400
 Project Financing Agreement                  196,210     196,210
 8.00% Debentures, net of discount            199,229     199,216
 7.45% Notes                                  100,000     100,000
 6.90% Notes Payable                           27,692      30,000
 Other                                          1,093       1,268
-----------------------------------------------------------------
  Total Debt                                  775,824     733,094
 Less Current Maturities                        4,803       4,812
-----------------------------------------------------------------
  Total Long-Term Debt                       $771,021    $728,282
=================================================================

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


CREDIT AGREEMENT - In connection with the 1996 combination with Transocean ASA, the Company entered into a secured credit agreement, dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank N.V. (the "Credit Agreement"). The Credit Agreement, as subsequently amended, provides for borrowing by the Company under a revolving credit facility in the amount of $540 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating.

In May 1998, the Credit Agreement was amended to remove certain restrictions that affected borrowing capability, allow for additional indebtedness subject to financial covenants, and enable the Company to grant liens on new assets to secure additional indebtedness.

NOTE 4 -  TERMINATION OF CASH FLOW SHARING AGREEMENT

The Company and Global Marine Inc. ("Global Marine") were parties to an agreement pursuant to which the Company participated in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participated in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. During April 1997, Global Marine initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement. In March 1998, the Company reached an agreement with Global Marine that terminated the cash flow sharing agreement, effective February 1, 1998, with certain continuing rights if any of the rigs are sold within three years, and settled all disputed matters. Under the terms of this agreement, the Company received $29.8 million in cash in settlement of outstanding accounts receivable and to terminate the cash flow sharing agreement, resulting in an after tax gain of $13.8 million, or $0.14 per share, diluted.

NOTE 5 -  EARNINGS PER SHARE

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                      Three Months Ended      Six Months Ended
                                                           June 30,               June 30,
                                                      -------------------    -------------------
                                                        1998       1997        1998       1997
                                                        ----       ----        ----       ----
                                                        (In thousands, except per share data)
Net Income for basic
and diluted earnings per share                        $ 69,661   $ 27,916    $147,221   $ 55,625
================================================================================================
Weighted-average shares
 for basic earnings per share                          100,082    101,167      99,879    101,674
Effect of dilutive securities
Employee stock options and unvested stock grants           924      1,473         975      1,449
------------------------------------------------------------------------------------------------
Adjusted weighted-average shares and assumed
 conversions for diluted earnings per share            101,006    102,640     100,854    103,123
================================================================================================
Basic earnings per share                              $   0.70   $   0.28    $   1.47   $   0.55
================================================================================================
Diluted earnings per share                            $   0.69   $   0.27    $   1.46   $   0.54
================================================================================================

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 6 -  BUSINESS DIVESTITURE

In May 1997, the Company divested certain non-core activities and associated assets within its drilling services line of business originally acquired in the 1996 combination with Transocean ASA by selling the shares of a new corporate entity, Procon Offshore ASA, to investors in Norway. The divestiture had no material effect on the financial results of the Company. The net proceeds from the sale were approximately $106 million, goodwill was reduced by approximately $68.7 million and no gain or loss was recognized on the sale.

NOTE 7 -  SUBSEQUENT EVENT

In August 1998, the Company sold certain non-core activities and assets within its drilling services line of business to a subsidiary of Dailey International Inc. for $10 million in cash, resulting in a pre-tax gain of approximately $8 million ($5 million after tax or $0.05 per share, diluted).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in connection with the information contained in the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

Transocean Offshore Inc. is a leading international provider of deepwater and harsh-environment contract drilling services for oil and gas wells. The Company currently owns, has ownership interests in or operates 31 mobile offshore
drilling rigs (including two units not yet in service).   Transocean's fleet
consists of seven fourth-generation semisubmersibles, fourteen second- and third-generation semisubmersibles, four drillships and six jackup rigs. In addition, the Company has under construction two new technologically advanced, ultra-deepwater drillships. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company also provides additional drilling services, including turnkey drilling, coiled tubing drilling and well engineering and planning.

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

                                   Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    -----------------         -----------------
                                    1998         1997         1998         1997
                                    ----         ----         ----         ----
                                                  (In thousands)
OPERATING REVENUES (a)
Mobile Units
 U.S. Gulf of Mexico              $ 62,371     $ 46,872     $131,863     $ 85,978
 North Sea and Europe              112,628       83,121      223,107      167,713
 Other Western Hemisphere           40,169        2,769       66,093        9,704
 Other Eastern Hemisphere           16,026       20,234       31,266       38,021
---------------------------------------------------------------------------------
                                   231,194      152,996      452,329      301,416
---------------------------------------------------------------------------------

Drilling Services                   20,383       55,097       57,561      126,293
---------------------------------------------------------------------------------

Total Revenues                    $251,577     $208,093     $509,890     $427,709
=================================================================================

OPERATING INCOME (LOSS) (b)
Mobile Units
 U.S. Gulf of Mexico              $ 37,814     $ 25,400     $ 78,911     $ 49,009
 North Sea and Europe               39,220       12,677       76,588       25,542
 Other Western Hemisphere           21,875          756       37,961        3,484
 Other Eastern Hemisphere           10,085        8,581       15,746       18,264
 Other                              (3,847)      (2,143)      (5,574)      (5,556)
---------------------------------------------------------------------------------
                                   105,147       45,271      203,632       90,743
---------------------------------------------------------------------------------

Drilling Services                    4,221        4,245        4,640        9,307

Corporate Expenses                  (8,166)      (7,410)     (15,751)     (13,361)
---------------------------------------------------------------------------------
Operating Income                  $101,202     $ 42,106     $192,521     $ 86,689
=================================================================================

(a)  Intersegment eliminations are not material.
(b)  Amounts shown are after applicable depreciation and amortization.

QUARTER ENDED JUNE 30, 1998, COMPARED TO QUARTER ENDED JUNE 30, 1997

Net income for the quarter ended June 30, 1998 was $69.7 million or $0.69 per share, diluted, compared to $27.9 million or $0.27 per share, diluted, for the second quarter of 1997, an increase of $41.8 million or $0.42 per share, diluted. The increase for 1998 resulted primarily from increases in dayrates and rig utilization, and lower operating and maintenance costs.

Revenues were $251.6 million for the quarter ended June 30, 1998, compared to $208.1 million for the prior year quarter, an increase of $43.5 million or 21 percent. Operating income was $101.2 million in 1998 compared to $42.1 million in the second quarter of 1997, an increase of $59.1 million or 140 percent.

Revenues and operating income from Mobile Units increased significantly in the second quarter of 1998, compared to the prior year quarter. Rig utilization increased to 98 percent in the second quarter of 1998 from 90 percent in the second quarter of 1997, reflecting reduced downtime for rig repairs and upgrades. The average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $116,900 in the second quarter of 1998, compared to approximately $91,000 in the second quarter of 1997, an increase of 28 percent. The Company's jackup drilling rigs experienced a similar percentage increase in average dayrates.

In the U.S. Gulf of Mexico, the increase in revenues and operating income resulted primarily from higher average dayrates and the results of two additional rigs that were in the shipyard undergoing upgrades in the prior year quarter. These increases were offset by the relocation of a rig to Trinidad during the current quarter. In the North Sea and Europe, increases resulted from higher average dayrates and lower downtime for repairs and marine surveys compared to the prior period. Operating results in Other Western Hemisphere significantly increased in the current quarter due to higher average dayrates, the relocation of two rigs from the U.S. Gulf of Mexico, including one that was in the shipyard during 1997, the relocation of one rig that had operated in Other Eastern Hemisphere in 1997, and the inclusion of results from one rig that had operated in an unconsolidated joint venture in the prior year. Other Eastern Hemisphere experienced a decrease in revenues from 1997 as a result of the relocation of one rig to Other Western Hemisphere in the first quarter of 1998. This decrease was partially offset by increases in average dayrates and rig utilization for the current period.

Revenues from Drilling Services decreased and operating income remained unchanged in the second quarter of 1998, compared to the prior year quarter. The decrease in revenue primarily reflects the May 1997 divestiture of certain non-core activities and assets originally acquired in the 1996 combination with Transocean ASA and the cessation of turnkey drilling services in the U.S. Gulf of Mexico in the first quarter of 1998.

Corporate expenses increased $0.8 million, from $7.4 million in the second quarter of 1997 to $8.2 million in the current quarter, reflecting the increased activities of the Company. The previously announced fleet expansion projects require expanded recruiting and training activities for drilling crews. The Company also continues to upgrade and expand its communication and data processing systems to more effectively manage its geographically diversified operations.

Income tax expense increased by $16.8 million due primarily to higher pre-tax earnings in the second quarter of 1998 over the same period in 1997. The Company's effective tax rate was lower in the second quarter of 1998 compared to the same period in 1997 due to an increase in the permanent reinvestment of earnings of certain foreign subsidiaries.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net income for the six months ended June 30, 1998 was $147.2 million or $1.46 per share, diluted, compared to $55.6 million or $0.54 per share, diluted, for the first six months of 1997, an increase of $91.6 million or $0.92 per share, diluted. The increase for 1998 resulted primarily from increases in average dayrates and rig utilization and lower operating and maintenance costs, partially offset by an increase in depreciation and amortization expense. The Company also recognized a one-time $21.3 million pre-tax gain ($13.8 million after tax or $0.14 per share, diluted) on the termination of a cash flow sharing agreement with Global Marine Inc. ("Global Marine") in the current period.

Revenues were $509.9 million for the six months ended June 30, 1998, compared to $427.7 million for the first six months of 1997, an increase of $82.2 million or 19 percent. Operating income was $192.5 million in 1998 compared to $86.7 million in 1997, an increase of $105.8 million or 122 percent.

Revenues and operating income from Mobile Units increased significantly for the six months ended June 30, 1998, compared to the first six months of 1997. Rig utilization increased to 98 percent in 1998 from 91 percent in the first six months of 1997, reflecting reduced downtime for rig repairs and upgrades. The average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $114,700 in 1998, compared to approximately $89,400 in the first six months of 1997, an increase of 28 percent. The Company's jackup drilling rigs experienced a similar percentage increase in average dayrates.

In the U.S. Gulf of Mexico, the increase in revenues and operating income for the six months ended June 30, 1998 resulted primarily from higher average dayrates and the results of two additional rigs that were in the shipyard undergoing upgrades in the prior year period. These increases were offset by the relocation of a rig to Trinidad during the current year. In the North Sea and Europe, increases resulted from higher average dayrates and lower downtime for repairs and marine surveys over the prior period. Operating results in Other Western Hemisphere significantly increased in the current year due to higher average dayrates, the relocation of two rigs from the U.S. Gulf of Mexico, including one that was in the shipyard during 1997, the relocation of one rig that had operated in Other Eastern Hemisphere in 1997, and the inclusion of results from one rig that had operated in an unconsolidated joint venture in the prior year. Other Eastern Hemisphere experienced a decrease in revenues from 1997 as a result of the relocation of one rig to Other Western Hemisphere in the first quarter of 1998. This decrease was partially offset by increases in average dayrates and rig utilization for the current period.

Revenues and operating income from Drilling Services decreased for the six month period ending June 30, 1998, compared to the first six months of 1997. This decrease primarily reflects the May 1997 divestiture of certain non-core activities and assets originally acquired in the 1996 combination with Transocean ASA and the cessation of turnkey drilling services in the U.S. Gulf of Mexico in the first quarter of 1998.

Corporate expenses increased $2.4 million, from $13.4 million in the first six months of 1997 to $15.8 million in the current period, reflecting the increased activities of the Company. The previously announced fleet expansion projects require expanded recruiting and training activities for drilling crews. The Company also continues to upgrade and expand its communication and data processing systems to more effectively manage its geographically diversified operations.

Other income increased to $16.3 million in the six month period ending June 30, 1998, compared to other expense of $5.7 million in the prior year. In 1998, the Company recognized a $21.3 million pre-tax gain on the termination of a cash flow sharing agreement with Global Marine.

Income tax expense increased by $36.2 million due primarily to higher pre-tax earnings in the six month period ending June 30, 1998, compared to the prior period. The Company's effective tax rate was lower in the first six months in 1998 compared to the same period in 1997 due to an increase in the permanent reinvestment of earnings of certain foreign subsidiaries.

MARKET OUTLOOK

High utilization for rigs in the deepwater and harsh-environment markets continued through the first half of 1998. However, lower oil prices have resulted in a weakening in the market for jackups and lesser capability floating drilling rigs. As of the date of this quarterly report, lower oil prices have had little or no impact on deepwater dayrates, and the Company anticipates that demand will continue to be strong for its deepwater units that become available through contract expiration in 1999. During the next several months, the Company anticipates moving up to three deepwater units to West Africa, an area where producers have reported deepwater exploratory success, while retaining two units in Brazil and six units in the U.S. Gulf of Mexico.

Historically, the contract drilling market has been highly competitive and cyclical. As a result, the Company cannot predict the extent to which current market conditions will continue. Beginning in the latter part of 1997 and continuing into 1998, oil prices declined substantially. The decline in oil prices has not materially affected the dayrates and utilization of the Company's rigs as of the date of this quarterly report; however, an extended period of relatively low oil prices could reduce demand for the Company's contract drilling services and adversely affect utilization and dayrates. Also during 1998, the government of the United Kingdom has discussed changes in the form of taxation on oil and gas activities in the U.K. sector of the North Sea. At this time, the Company cannot predict the impact on rig demand of any such tax changes, if enacted.

A number of drilling contractors have commenced upgrading existing rigs or constructing new rigs that will be capable of competing with the Company's deepwater and harsh-environment rigs. Although most of these rigs are being built pursuant to long-term contract commitments, there can be no assurance that, upon the expiration of such contracts and the contracts for the Company's rigs, the then-current market conditions will be favorable and that current high utilization rates and dayrates will continue. Historically, drilling contractors have tended to overbuild drilling units in response to increased demand, and small changes in the supply and demand balance could lead to increased volatility in dayrates.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Cash flows provided by operations were $176.4 million for the six months ended June 30, 1998, compared to $55.7 million for the six months ended June 30, 1997, an increase of $120.7 million. The increase in cash provided by operations was due primarily to higher net income in the first six months of 1998 compared to the 1997 period, partially offset by a decrease due to changes in working capital components in 1998 and deferred income received from a customer included in 1997.

Cash flows used in investing activities increased $138.4 million from $93.5 million in the first six months of 1997 to $231.9 million in the current period. The increase in cash used in investing activities resulted primarily from an increase in capital expenditures relating to rig construction and upgrade projects. In addition, in the first six months of 1997, the Company received proceeds from the divestiture of certain non-core drilling services activities and assets.

Cash flows provided by financing activities decreased $11.7 million from $54.8 million in the first six months of 1997 to $43.1 million in the current year period. During 1998, the Company increased its net borrowings under its revolving line of credit. In the first six months of 1997, the Company received proceeds from the sale of a note receivable, the issuance of public debt, and borrowings under its project financing facility. These proceeds were partially offset by the repurchase of Company common stock and net repayments of amounts outstanding under its Credit Agreement referred to below.

CAPITAL EXPENDITURES

The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $241.7 million during the first six months of 1998 and are expected to be approximately $385 million during the remainder of the year including amounts that will be spent on the construction of the deepwater drillships to be named "Discoverer Spirit" and "Discoverer Deep Seas". During the first six months of 1998, the Company spent $63.6 million on the conversion of the Transocean Marianas and expects to spend approximately $40 million to complete the project during the remainder of the year. The Company spent $53.8 million during the first six months of 1998 on the construction of the deepwater drillship Discoverer Enterprise, and expects to spend approximately $105 million and $5 million during the remainder of 1998 and in 1999, respectively, to complete the project. Additionally, the Company spent $55.2 million during the first six months of 1998 on the construction of the Discoverer Spirit and expects to spend approximately $75 million during the remainder of 1998 and approximately $190 million during 1999 and 2000 to complete the project. The Company spent $31.9 million during the first six months of 1998 on the construction of the Discoverer Deep Seas and expects to spend approximately $95 million during the remainder of 1998 and approximately $190 million during 1999 and 2000 to complete the project.

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

TERMINATION OF CASH FLOW SHARING AGREEMENT

The Company and Global Marine Inc. ("Global Marine") were parties to an agreement pursuant to which the Company participated in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participated in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. During April 1997, Global Marine initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement. In March 1998, the Company reached an agreement with Global Marine that terminated the cash flow sharing agreement, effective February 1, 1998, with certain continuing rights if any of the rigs are sold within three years, and settled all disputed matters. Under the terms of this agreement, the Company received $29.8 million in cash in settlement of outstanding accounts receivable and to terminate the cash flow sharing agreement, resulting in an after tax gain of $13.8 million, or $0.14 per share, diluted. The net proceeds were used to repay debt.

ASSET DIVESTITURE

In August 1998, the Company sold certain non-core activities and assets within its drilling services line of business to a subsidiary of Dailey International Inc. for $10 million in cash, resulting in a pre-tax gain of approximately $8 million ($5 million after tax or $0.05 per share, diluted). The proceeds from the sale will be used to repay debt.

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

DEBT

CREDIT AGREEMENT - In connection with the 1996 combination with Transocean ASA, the Company entered into a secured credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Credit Agreement"). The Credit Agreement, as subsequently amended, provides for borrowing by the Company under a revolving credit facility in the amount of $540 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at June 30, 1998) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants, including an interest coverage ratio, which could limit the Company's ability to pay dividends in the future. The Credit Agreement has a maturity date of July 2002. As of June 30, 1998, $251.6 million in borrowings were outstanding under the Credit Agreement.

In May 1998, the Credit Agreement was amended to remove certain restrictions that affected borrowing capability, allow for additional indebtedness subject to financial covenants, and enable the Company to grant liens on new assets to secure additional indebtedness.

PROJECT FINANCING AGREEMENT - In connection with the on-going construction of the Discoverer Enterprise and the completed upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc., obtained a bank financing agreement effective December 27, 1996 from a group of banks led by ABN AMRO Bank, N.V. (the "Project Financing Agreement"). Approximately $340 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66 million is to be repaid upon completion of construction and acceptance of the two vessels (no later than December 31, 1998) by Amoco Exploration and Production Company ("Amoco"), which is contracting the rigs for a period of five years following completion. It bears an interest rate of LIBOR plus 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $66 million utilizing funds borrowed under the Revolving Credit Facility. The second tranche of $274.5 million (of which $130.2 million in borrowings were outstanding as of June 30, 1998) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two vessels by Amoco (no later than December 31, 1998). The term financing would mature over a period of five years. The term financing would also be divided into two tranches, the relative amounts and terms of which would depend on various factors. As of June 30, 1998, $196.2 million in borrowings were outstanding under the Project Financing Agreement.

LETTERS OF CREDIT

The Company had letters of credit outstanding at June 30, 1998 totaling $37.0 million, including $29.3 million relating to a legal dispute with Kvaerner Installasjon a.s (see Part II. Item 1. Legal Proceedings). The remaining $7.7 million guarantees various insurance and contract bidding activities.

SHELF REGISTRATION

In July 1998, the Company filed with the Securities and Exchange Commission (the "SEC") a $450 million shelf registration statement on Form S-3 for the proposed offering from time to time of senior or subordinated debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock, common stock or other securities. The registration statement was declared effective by the SEC on July 20, 1998. The new registration statement effectively amends and carries forward the unused portion of the Company's prior registration statement on Form S-3 without registering any additional amount of securities.

DERIVATIVE INSTRUMENTS

The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting.

Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At June 30, 1998, the Company did not have any foreign exchange derivative instruments not qualifying as hedges. The Company recognized a net pre-tax loss of $1.9 million on such instruments for the six months ended June 30, 1997.

The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At June 30, 1998, the net unrealized loss on open interest rate swaps was $4.9 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans in annual financial statements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company adopted this standard in the first quarter of 1998.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

YEAR 2000 ISSUE

The Company has instituted a plan to address the Year 2000 issue for its computer systems, microprocessors, operational and control systems and other significant computer-based devices and applications. It is possible that certain of these systems will not be able to process dates beginning in the year 2000, as many such systems are based on storing two digits to identify a particular year rather than a full four digits and are not designed to take into account the start of a new century. The Company's plan focuses on ensuring Year 2000 compliance in two distinct areas--(1) rig-based operational systems and control devices and (2) all other business, financial and engineering systems, including third-party systems that the Company may rely on. The plan is being implemented under the direction of senior management by the Company's information systems and technology personnel and operations personnel with appropriate expertise, with the goal of ensuring compliance of critical systems by mid-year 1999.

With respect to rig-based systems, the Company has instituted an ongoing compliance procedure that includes an initial survey followed by analysis, vendor participation, corrective action, testing and continuous reappraisal.
The Company conducted a survey of computer systems, computer-controlled equipment and electronic devices, including equipment with embedded microprocessors, onboard each rig to identify those systems and devices to be reviewed for Year 2000 compliance. The Company has requested letters of compliance from its third-party vendors and suppliers and in addition is conducting its own tests to verify compliance. Critical systems and devices identified by the survey that are likely to be affected by the Year 2000 issue are in the process of being modified or replaced. A number of these systems and devices had already been identified for renewal or replacement in connection with the Company's ongoing maintenance programs. In some cases, systems or equipment may be covered by warranties, while other vendors are providing software upgrades at minimal costs. Therefore, the Company believes the cost to replace or modify its operational systems in order to attain Year 2000 compliance will not have a material effect on its financial results. The Company's drilling units are composed of many stand-alone systems, and the Company believes that the diversity of manufacture of both the rigs and equipment minimizes the risk of a fleet-wide system failure that would affect the functionality or safety of the fleet. As such, the Company does not believe that the Year 2000 issue will have a significant effect on the operations of the Company's drilling units. The Company expects to complete implementation of its compliance plan for rig-based systems by mid-year 1999.

With respect to business, financial and engineering systems, the Company surveyed all of its internal systems worldwide and identified those software and hardware systems determined not to be Year 2000 compliant. Letters of compliance are being obtained from all vendors of standard systems, and the Company plans to conduct tests of all systems to provide an enhanced degree of confidence for Year 2000 compliance. Replacement or modification of known non-compliant systems has commenced, and the Company expects to complete this process during the second half of 1999. In addition to its internal systems, the Company also relies, directly and indirectly, on the systems of third parties, such as its banks and investment managers, for the accurate exchange of data and for financial processing capabilities. The Company is contacting these third parties to determine what actions may be needed to mitigate its risks relating to the failure of such third parties to be Year 2000 compliant in a timely fashion. The effect, if any, on the Company's results of operations arising from the failure of these third parties to be Year 2000 compliant is not reasonably estimable at this time. The total cost to implement the plan as it relates to business, financial and engineering systems is not known at this time. The Company is in the process of developing the estimated cost projections and a contingency plan for these systems, which may involve in part manual operation of certain systems for a period of time in the event of Year 2000 related disruptions.

Although the Company's failure to fully implement its Year 2000 compliance plan or the occurrence of an unexpected Year 2000 problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition, based upon the work performed to date and the anticipated completion of the plan by the second half of 1999, the Company does not believe that such matters will have a material adverse effect. With respect to third parties, however, there can be no assurance that their systems will be rendered Year 2000 compliant on a timely basis or that any resulting Year 2000 issues would not have an adverse effect on the results of operations of the Company.

FORWARD-LOOKING INFORMATION

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "may" "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving expected capital expenditures, the Company's plans and expectations with regard to Year 2000 issues and the Company's expectations with regard to market outlook. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to industry and market conditions, prices of crude oil and natural gas, exploration success by producers in deepwater and harsh-environment regions, foreign exchange and currency fluctuations, changes in existing tax laws, political instability in foreign jurisdictions, scheduled completion of construction projects, the labor market for skilled personnel in the offshore drilling industry, the outcome of annual labor negotiations with unions representing certain Norwegian offshore workers, the success of the Company in implementing its Year 2000 compliance plan, the failure of financial and other service providers to be Year 2000 complaint on a timely basis, and other factors discussed in this quarterly report and in the Company's other filings with the Securities Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company has certain claims pending involving a dispute of work performance and amounts owed to a shipyard and contested tax assessments. These matters have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. There have been no significant developments in these previously reported matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders on May 14, 1998, there were three matters submitted to a vote of stockholders. The first matter was the election of Class II Directors as set forth in the Company's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of the Company's 99,977,040 shares of record as of March 25, 1998, 87,391,355 were voted at the meeting in person or by proxy. The following number of votes were cast as to the Class II Director nominees: Martin B. McNamara, 86,604,144 votes for and 787,211 votes withheld; J. Michael Talbert, 86,606,383 votes for and 784,972 votes withheld; and Fridtjof Lorentzen, 86,595,609 votes for and 795,746 votes withheld.

The second matter submitted was the approval of the amendment and restatement of the Company's Long-Term Incentive Plan as described in the Proxy Statement relating to the meeting. The amendment and restatement was approved by the stockholders with 84,929,563 shares voting for approval, 2,315,859 voting against and 145,933 abstaining from voting.

The third matter submitted was the approval of the Transocean Offshore Inc. Employee Stock Purchase Plan as described in the Proxy Statement relating to the meeting. The Plan was approved by the stockholders with 87,142,967 shares voting for approval, 155,239 voting against and 93,149 abstaining from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

The following exhibits are filed in connection with this Report:

NUMBER                               DESCRIPTION
------                               -----------

 4.9 Third Amendment dated May 22, 1998 to Secured Credit Agreement dated as of July 30, 1996 among Sonat Offshore Drilling Inc., the Lenders party thereto, ABN AMRO Bank N.V., as Agent, and the Co-Agents listed therein (filed as Exhibit 10-(1) to the Company's Form 10-Q for the quarter ending June 30, 1996).

27.1      Financial Data Schedule.

------------

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ending June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 1998.

                                         TRANSOCEAN OFFSHORE INC.



                                         By: /s/ Robert L. Long
                                            ----------------------------
                                            Robert L. Long
                                            Senior Vice President
                                            (Principal Financial Officer)



                                         By: /s/ Barbara S. Koucouthakis
                                            ----------------------------
                                            Barbara S. Koucouthakis
                                            Vice President and Controller
                                            (Principal Accounting Officer)