Form 10-Q
period 1998-09-30
TRANSOCEAN OFFSHORE INC
filed 1998-11-12
CIK 314047

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO          .

                         COMMISSION FILE NUMBER 1-7746

                              -------------------

                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)

                             --------------------

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

                             --------------------

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

     As of October 31, 1998, 100,551,127 shares of common stock, par value $.01 per share, of Transocean Offshore Inc. were outstanding.

================================================================================

                           TRANSOCEAN OFFSHORE INC.

                              INDEX TO FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1998

                                                                               Page
                                                                               ----
PART I - FINANCIAL INFORMATION
------------------------------

     ITEM 1. Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 1998 and 1997.........   2

             Condensed Consolidated Balance Sheets
              September 30, 1998 and December 31, 1997........................   3

             Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1998 and 1997...................   4

             Notes to Condensed Consolidated Financial Statements.............   5

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................   10

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk......   21

PART II - OTHER INFORMATION
---------------------------

     ITEM 1. Legal Proceedings...............................................   22

     ITEM 6. Exhibits and Reports on Form 8-K................................   22

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

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                         -----------------------   -----------------------
                                                            1998         1997         1998         1997
                                                         ----------   ----------   ----------   ----------
                                                               (In thousands, except per share data)
Operating Revenues                                        $269,002     $223,201     $778,892     $650,910
---------------------------------------------------------------------------------------------------------

Costs and Expenses
 Operating and maintenance                                 113,104      129,965      359,601      408,584
 Depreciation and amortization                              29,297       26,001       85,478       76,246
 General and administrative                                  6,310        6,296       21,001       18,452
---------------------------------------------------------------------------------------------------------
                                                           148,711      162,262      466,080      503,282
---------------------------------------------------------------------------------------------------------

Operating Income                                           120,291       60,939      312,812      147,628
---------------------------------------------------------------------------------------------------------

Other Income (Expense), Net
 Equity in earnings of joint ventures                        3,350        3,248        8,240        8,133
 Interest income                                               562          743        2,514        1,593
 Interest expense, net of amounts capitalized               (4,889)      (5,671)     (17,571)     (16,502)
 Gain on termination of cash flow sharing agreement              -            -       21,290            -
 Other, net                                                 12,501       (1,298)      13,354       (1,911)
---------------------------------------------------------------------------------------------------------
                                                            11,524       (2,978)      27,827       (8,687)
---------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                 131,815       57,961      340,639      138,941

Income Taxes                                                38,886       18,842      100,489       44,197
---------------------------------------------------------------------------------------------------------

Net Income                                                $ 92,929     $ 39,119     $240,150     $ 94,744
=========================================================================================================

Earnings Per Share
 Basic                                                    $   0.93     $   0.39     $   2.40     $   0.93
=========================================================================================================
 Diluted                                                  $   0.92     $   0.38     $   2.38     $   0.92
=========================================================================================================

Weighted Average Shares Outstanding
 Basic                                                     100,283      101,280      100,015      101,545
---------------------------------------------------------------------------------------------------------
 Diluted                                                   100,869      102,807      100,861      103,048
---------------------------------------------------------------------------------------------------------

Dividends Paid Per Share                                  $   0.03     $   0.03     $   0.09     $   0.09
=========================================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  September 30,    December 31,
                                                     1998             1997
                                                  ------------    ------------
                                                (In thousands, except share data)
                                     ASSETS
Cash and Cash Equivalents                           $   30,681    $   54,225
Accounts Receivable                                    245,539       199,716
Deferred Income Taxes                                    3,967         4,418
Materials and Supplies                                  35,004        30,917
Prepayments                                              5,071         9,389
Other Current Assets                                    21,004         8,425
----------------------------------------------------------------------------
 Total Current Assets                                  341,266       307,090
----------------------------------------------------------------------------

Property and Equipment                               2,548,094     2,113,462
Less Accumulated Depreciation                          505,214       445,488
----------------------------------------------------------------------------
 Property and Equipment, net                         2,042,880     1,667,974
----------------------------------------------------------------------------

Goodwill, net                                          679,725       693,154
Investments in and Advances to Joint Ventures           52,176        45,869
Other Assets                                            32,642        41,001
----------------------------------------------------------------------------
 Total Assets                                       $3,148,689    $2,755,088
============================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                    $   40,070    $   62,997
Accrued Income Taxes                                    68,302        47,002
Current Portion of Long-Term Debt                        4,798         4,812
Other Current Liabilities                               68,331        70,381
----------------------------------------------------------------------------
 Total Current Liabilities                             181,501       185,192
----------------------------------------------------------------------------

Long-Term Debt                                         853,134       728,282
Deferred Income Taxes                                  210,827       171,306
Other Long-Term Liabilities                             34,739        49,130
----------------------------------------------------------------------------
 Total Long-Term Liabilities                         1,098,700       948,718
----------------------------------------------------------------------------

Preferred Stock, $0.10 par value; 50,000,000
 shares authorized, none issued and outstanding              -             -
Common Stock, $0.01 par value; 150,000,000 shares
 authorized, 104,335,127 shares issued and
 100,551,127 shares outstanding at September 30,
 1998, and 103,700,638 shares issued and
 99,916,638 shares outstanding at December 31, 1997      1,043         1,037
Less Common Stock in Treasury, at cost;
 3,784,000 shares at September 30, 1998 and
 December 31, 1997                                    (144,297)     (144,297)
Additional Paid-in Capital                           1,525,295     1,509,110
Retained Earnings                                      486,447       255,328
----------------------------------------------------------------------------
 Total Stockholders' Equity                          1,868,488     1,621,178
----------------------------------------------------------------------------
 Total Liabilities and Stockholders' Equity         $3,148,689    $2,755,088
============================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                       ---------------------------
                                                                          1998           1997
                                                                       ----------   --------------
                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                            $ 240,150        $  94,744
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                          85,478           76,246
   Deferred income taxes                                                  39,972            4,886
   Equity in earnings of joint ventures                                   (8,240)          (8,133)
   Gain on disposal of assets                                            (16,725)            (295)
   Deferred income, net                                                   (6,908)          12,572
   Deferred expenses, net                                                  3,405          (14,375)
   Other, net                                                              5,522          (10,867)
   Changes in operating assets and liabilities,
    net of effects from divestiture
     Accounts receivable                                                 (47,243)         (28,517)
     Accounts payable                                                    (21,195)          11,013
     Income taxes receivable/payable, net                                 30,101           (5,091)
     Other current assets                                                (12,725)          (7,485)
     Other current liabilities                                            (4,166)          (3,428)
-------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                287,426          121,270
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                   (458,012)        (307,243)
 Proceeds from disposal of assets                                         13,316              891
 Distributions from (Investments in) joint ventures, net                   4,359             (419)
 Divestitures of non-core drilling services activities and assets         10,000          105,584
 Cash balances of activities divested                                          -           (6,109)
 Other                                                                      (529)          (1,587)
-------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                   (430,866)        (208,883)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) on revolving credit facility                129,700          (88,761)
 Exercise of stock options                                                 6,678            7,101
 Dividends paid                                                           (9,030)          (9,124)
 Repayment of notes payable                                               (4,616)               -
 Proceeds of public debt offering, net                                         -          299,209
 Proceeds from project financing agreement                                     -          188,428
 Repayments on term loan facility                                              -         (193,250)
 Financing costs                                                               -           (5,210)
 Treasury shares purchased                                                     -          (96,308)
 Sale of note receivable                                                       -           11,000
 Other, net                                                               (2,836)             973
-------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                119,896          114,058
-------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (23,544)          26,445
-------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                          54,225           24,154
-------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                             $  30,681        $  50,599
=================================================================================================

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $36.8 million and $31.5 million, respectively, for the nine months ended September 30, 1998 and $18.7 million and $44.5 million, respectively, for the nine months ended September 30, 1997.

GOODWILL - Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization as of September 30, 1998 and December 31, 1997 totaled $38.2 million, and $24.8 million, respectively.

CAPITALIZED INTEREST - Interest costs for construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $10.0 million and $25.0 million for the three and nine months ended September 30, 1998 and $5.2 million and $12.9 million in the corresponding periods of 1997.

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

In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company will adopt this standard in the first quarter of 1999. Its adoption is not expected to have a material effect on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

NOTE 2 - UPGRADE AND EXPANSION OF DRILLING FLEET

The Company made capital additions of $458.0 million during the nine months ending September 30, 1998, primarily relating to its previously announced fleet additions and upgrades. During the nine months ending September 30, 1998, the Company spent $94.1 million on the conversion of the Transocean Marianas, $109.4 million on the construction of the deepwater drillship Discoverer Enterprise, and $95.1 million and $96.5 million on the construction of the deepwater drillships to be named "Discoverer Spirit" and "Discoverer Deep Seas", respectively. The Company spent approximately $41.6 million during the nine months ended September 30, 1998 for upgrades and improvements on its operating fleet of offshore rigs.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 3 - DEBT

Debt is comprised of the following:


                                           September 30,  December 31,
                                                1998          1997
                                           -------------  ------------
                                                 (In thousands)
 Revolving Credit Facility                   $336,100      $206,400
 Project Financing Agreement                  196,210       196,210
 8.00% Debentures, net of discount            199,236       199,216
 7.45% Notes                                  100,000       100,000
 6.90% Notes Payable                           25,384        30,000
 Other                                          1,002         1,268
-------------------------------------------------------------------
  Total Debt                                  857,932       733,094
 Less Current Maturities                        4,798         4,812
-------------------------------------------------------------------
  Total Long-Term Debt                       $853,134      $728,282
===================================================================

CREDIT AGREEMENT - In connection with the 1996 combination with Transocean ASA, the Company entered into a secured credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Credit Agreement"). The Credit Agreement, as subsequently amended, provides for unsecured borrowing by the Company under a revolving credit facility in the amount of $540 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at September 30, 1998) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating.

In May 1998, the Credit Agreement was amended to remove certain restrictions that affected borrowing capability, allow for additional indebtedness subject to financial covenants, and enable the Company to grant liens on new assets to secure additional indebtedness.

PROJECT FINANCING AGREEMENT - In connection with the on-going construction of the Discoverer Enterprise and the completed upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc. (the "Borrower"), obtained a project financing agreement effective December 27, 1996 from a group of banks led by ABN AMRO Bank, N.V., as agent (the "Project Financing Agreement"). Approximately $338.7 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66.0 million is to be repaid upon completion of construction and acceptance of the two rigs by Amoco Exploration and Production Company ("Amoco"), which is contracting the rigs for a period of up to five years following completion. It bears an interest rate of LIBOR plus a margin of 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $66.0 million through borrowing under the Revolving Credit Facility. The second tranche of up to $272.7 million (of which $130.2 million in borrowings were outstanding as of September 30, 1998) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two rigs by Amoco. The term financing, which is to be repaid out of cash flows from the two drilling units, matures over a period of five years. The Company expects the term financing to consist of borrowings under a lease securitization facility provided by the agent at a floating interest rate (which has been converted to a fixed rate by the interest rate swap transactions described below) plus a margin of 0.28 percent for amounts fully amortized by cash flows from the Amoco contracts and a margin of 0.58 percent for remaining amounts, if any.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The Project Financing Agreement requires acceptance of the two drilling units by Amoco, repayment of the first tranche and conversion of the second tranche to term financing no later than December 31, 1998. Due to construction delays, the Discoverer Enterprise is not expected to be completed until late in the first quarter of 1999, and could be delayed into the second quarter of 1999. The Transocean Amirante was accepted by Amoco and commenced operations in July 1997. The Borrower currently is in the process of amending the Project Financing Agreement to accommodate these construction delays.

During the third quarter of 1998, Transocean Enterprise Inc. amended the terms of its two interest rate swap transactions, which effectively lock in a fixed interest rate for the term financing under the Project Financing Agreement, to adjust the payment schedule for the anticipated construction delays. In connection with the amendment, the fixed rate Transocean Enterprise Inc. will pay increased from an average of 6.4 percent to 6.545 percent. The variable interest rates Transocean Enterprise Inc. will receive in the swap transactions has decreased from an average of 5.7 percent as of December 31, 1997 to 5.2 percent as of September 30, 1998. The net unrealized loss on the interest rate swaps is $11.1 million as of September 30, 1998.

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

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 5 - EARNINGS PER SHARE

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                       Three Months Ended    Nine Months Ended
                                                         September 30,         September 30,
                                                      -------------------   --------------------
                                                        1998       1997       1998        1997
                                                      --------   --------   ---------   --------
                                                        (In thousands, except per share data)
Net Income for basic
 and diluted earnings per share                       $ 92,929   $ 39,119    $240,150   $ 94,744
================================================================================================

Weighted-average shares
 for basic earnings per share                          100,283    101,280     100,015    101,545
Effect of dilutive securities
 Employee stock options and unvested stock grants          586      1,527         846      1,503
------------------------------------------------------------------------------------------------
Adjusted weighted-average shares and assumed
 conversions for diluted earnings per share            100,869    102,807     100,861    103,048
================================================================================================

Basic earnings per share                              $   0.93   $   0.39    $   2.40   $   0.93
================================================================================================

Diluted earnings per share                            $   0.92   $   0.38    $   2.38   $   0.92
================================================================================================

NOTE 6 - BUSINESS DIVESTITURES

In August 1998, the Company sold certain non-core assets within its drilling services line of business to a subsidiary of Dailey International Inc. for $10.0 million in cash, resulting in a pre-tax gain of approximately $8.2 million ($5.3 million after tax or $0.05 per share, diluted).

In May 1997, the Company divested certain non-core activities and associated assets within its drilling services line of business originally acquired in the 1996 combination with Transocean ASA by selling the shares of a new corporate entity, Procon Offshore ASA, to investors in Norway. The divestiture had no material effect on the financial results of the Company. The net proceeds from the sale were approximately $105.6 million, goodwill was reduced by approximately $68.7 million and no gain or loss was recognized on the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in connection with the information contained in the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

Transocean Offshore Inc. is a leading international provider of deepwater and harsh-environment contract drilling services for oil and gas wells. The Company currently owns, has ownership interests in or operates 31 mobile offshore
drilling rigs (including one unit not yet in service).   Transocean's fleet
consists of seven fourth-generation semisubmersibles, fourteen second- and third-generation semisubmersibles, four drillships and six jackup rigs. In addition, the Company has under construction two new technologically advanced, ultra-deepwater drillships. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company also provides additional drilling services, including turnkey drilling, coiled tubing drilling and well engineering and planning.

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

                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                 -----------------------   -----------------------
                                    1998         1997         1998         1997
                                 ----------   ----------   ----------   ----------
                                                  (In thousands)
OPERATING REVENUES (a)
Mobile Units
 U.S. Gulf of Mexico              $ 77,075     $ 61,106     $208,938     $147,083
 North Sea and Europe              115,905       86,757      339,012      254,548
 Other Western Hemisphere           42,694        2,844      108,787       12,549
 Other Eastern Hemisphere           16,958       21,514       48,224       59,493
---------------------------------------------------------------------------------
                                   252,632      172,221      704,961      473,673
---------------------------------------------------------------------------------

Drilling Services                   16,370       50,980       73,931      177,237
---------------------------------------------------------------------------------

Total Revenues                    $269,002     $223,201     $778,892     $650,910
=================================================================================

OPERATING INCOME (LOSS) (b)
Mobile Units
 U.S. Gulf of Mexico              $ 48,871     $ 36,479     $127,782     $ 85,560
 North Sea and Europe               43,108       21,832      119,274       46,280
 Other Western Hemisphere           25,050          638       63,011        4,053
 Other Eastern Hemisphere           10,705       10,091       26,451       28,345
 Other                              (3,531)      (3,045)      (9,105)      (8,322)
---------------------------------------------------------------------------------
                                   124,203       65,995      327,413      155,916
---------------------------------------------------------------------------------

Drilling Services                    2,632        1,492        7,272       11,050

Corporate Expenses                  (6,544)      (6,548)     (21,873)     (19,338)
---------------------------------------------------------------------------------
Operating Income                  $120,291     $ 60,939     $312,812     $147,628
=================================================================================

(a)  Intersegment eliminations are not material.
(b)  Amounts shown are after applicable depreciation and amortization.

QUARTER ENDED SEPTEMBER 30, 1998, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Net income for the quarter ended September 30, 1998 was $92.9 million or $0.92 per share, diluted, compared to $39.1 million or $0.38 per share, diluted, for the third quarter of 1997, an increase of $53.8 million or $0.54 per share, diluted. The increase for 1998 resulted primarily from increases in dayrates and rig utilization and lower operating and maintenance costs. In August 1998, the Company also recognized a non-recurring $13.2 million pre-tax gain ($8.5 million after tax or $0.08 per share, diluted) on the sale of certain non-core assets within the Company's Drilling Services business segment and surplus drilling components.

Revenues were $269.0 million for the quarter ended September 30, 1998, compared to $223.2 million for the prior year quarter, an increase of $45.8 million or 21 percent. Operating income was $120.3 million in the third quarter of 1998 compared to $60.9 million in the third quarter of 1997, an increase of $59.4 million or 98 percent.

Revenues and operating income from Mobile Units increased significantly in the third quarter of 1998, compared to the prior year quarter. Rig utilization increased to 98 percent in the third quarter of 1998 from 91 percent in the third quarter of 1997, reflecting reduced downtime for rig repairs and upgrades. The average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $124,800 in the third quarter of 1998, compared to approximately $96,700 in the third quarter of 1997, an increase of 29 percent. The Company's jackup drilling rigs experienced a similar percentage increase in average dayrates.

In the U.S. Gulf of Mexico, the increase in revenues and operating income resulted primarily from higher average dayrates and the results of two additional rigs that were in the shipyard undergoing upgrades in the prior year quarter. These increases were offset by the relocation of a rig to Trinidad during the second quarter of 1998. In the North Sea and Europe, increases resulted from higher average dayrates and lower downtime for repairs and marine surveys compared to the prior period. In addition, the prior year period included the impact of a work stoppage in September 1997 by offshore workers, which affected three rigs operating in Norway. Operating results in Other Western Hemisphere significantly increased in the current quarter due to higher average dayrates, the relocation of two rigs from the U.S. Gulf of Mexico, including one that was in the shipyard during the prior year quarter, the relocation of one rig that had operated in Other Eastern Hemisphere in 1997, and the inclusion of results from one rig that had operated in an unconsolidated joint venture in the prior year. Other Eastern Hemisphere experienced a decrease in revenues from 1997 as a result of the relocation of a rig to Other Western Hemisphere in the first quarter of 1998. This decrease was partially offset by increases in rig utilization and average dayrates for the current period.

Revenues from Drilling Services decreased and operating income increased slightly in the third quarter of 1998, compared to the prior year quarter. The decrease in revenue primarily reflects the completion of one turnkey well offshore Mexico and one turnkey well in the Gulf of Mexico during the third quarter 1997 while the current year period does not include any turnkey well completions.

Depreciation and amortization expense increased by $3.3 million in the three month period ending September 30, 1998 over the same period in 1997. The increase was due primarily to additional depreciation resulting from the capitalization of property and equipment associated with the Company's major upgrade and construction projects.

Other income increased to $11.5 million in the three month period ending September 30, 1998, compared to other expense of $3.0 million in the prior year. In the current quarter, the Company recognized a $13.2 million pre-tax gain on the sale of certain non-core assets within its Drilling Services business segment and surplus drilling equipment.

Income tax expense increased by $20.0 million due primarily to higher pre-tax earnings in the third quarter of 1998 over the same period in 1997. The Company's effective tax rate was lower in the third quarter of 1998 compared to the same period in 1997 due to an increase in the permanent reinvestment of earnings of certain foreign subsidiaries.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the nine months ended September 30, 1998 was $240.2 million or $2.38 per share, diluted, compared to $94.7 million or $0.92 per share, diluted, for the first nine months of 1997, an increase of $145.5 million or $ 1.46 per share, diluted. The increase for 1998 resulted primarily from increases in dayrates and rig utilization and lower operating and maintenance costs, partially offset by an increase in depreciation and amortization expense. The Company also recognized a one-time $21.3 million pre-tax gain ($13.8 million after tax or $0.14 per share, diluted) on the termination of a cash flow sharing agreement with Global Marine Inc. ("Global Marine") and a non-recurring $13.2 million pre-tax gain ($8.5 million after tax or $0.08 per share, diluted) on the sale of certain non-core assets within the Company's Drilling Services business segment and surplus drilling components in the current period.

Revenues were $778.9 million for the nine months ended September 30, 1998, compared to $650.9 million for the first nine months of 1997, an increase of $128.0 million or 20 percent. Operating income was $312.8 million in 1998 compared to $147.6 million in 1997, an increase of $165.2 million or 112 percent.

Revenues and operating income from Mobile Units increased significantly for the nine months ended September 30, 1998, compared to the first nine months of 1997. Rig utilization increased to 98 percent in 1998 from 91 percent in the first nine months of 1997, reflecting reduced downtime for rig repairs and upgrades. The average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $118,200 in 1998, compared to approximately $91,900 in the first nine months of 1997, an increase of 29 percent. The Company's jackup drilling rigs experienced a similar percentage increase in average dayrates.

In the U.S. Gulf of Mexico, the increase in revenues and operating income for the nine months ended September 30, 1998 resulted primarily from higher average dayrates and the results of three additional rigs that were in the shipyard undergoing upgrades for a significant portion of the prior year period. These increases were offset by the relocation of a rig to Trinidad during the current year. In the North Sea and Europe, increases resulted from higher average dayrates and lower downtime for repairs and marine surveys over the prior period. Operating results in Other Western Hemisphere significantly increased in the current year due to higher average dayrates, the relocation of two rigs from the U.S. Gulf of Mexico for a portion of the current period, including one that was in the shipyard during 1997, the relocation of one rig that had operated in Other Eastern Hemisphere in 1997, and the inclusion of results from one rig that had operated in an unconsolidated joint venture in the prior year. Other Eastern Hemisphere experienced a decrease in operating results from 1997 primarily due to the relocation of a rig to Other Western Hemisphere in the first quarter of 1998. This decrease was partially offset by increases in rig utilization and average dayrates for the current period.

Revenues and operating income from Drilling Services decreased for the nine month period ending September 30, 1998, compared to the same period in 1997. This decrease primarily reflects the May 1997 divestiture of certain non-core activities and assets originally acquired in the 1996 combination with

Transocean ASA and the cessation of turnkey drilling services in the U.S. Gulf of Mexico in the first quarter of 1998.

Depreciation and amortization expense increased by $9.2 million in the nine month period ending September 30, 1998 over the same period in 1997. The increase was due primarily to additional depreciation resulting from the capitalization of property and equipment associated with the Company's major upgrade and construction projects.

Corporate expenses increased $2.6 million, from $19.3 million in the first nine months of 1997 to $21.9 million in the current period, reflecting the increased activities of the Company. The previously announced fleet expansion projects require expanded recruiting and training activities for drilling crews. The Company also continues to upgrade and expand its communication and data processing systems to more effectively manage its geographically diversified operations.

Other income increased to $27.8 million in the nine month period ending September 30, 1998, compared to other expense of $8.7 million in the prior year. In 1998, the Company recognized $34.5 million in pre-tax gains on the termination of a cash flow sharing agreement with Global Marine and the sale of certain non-core assets within its Drilling Services business segment and surplus drilling equipment.

Income tax expense increased by $56.3 million due primarily to higher pre-tax earnings in the nine month period ending September 30, 1998, compared to the prior period. The Company's effective tax rate was lower in the nine months ending September 30, 1998 compared to the same period in 1997 due to an increase in the permanent reinvestment of earnings of certain foreign subsidiaries.

MARKET OUTLOOK

Fleet utilization continued at high levels in the third quarter of 1998 with a rate of 98% fleetwide and 99% for the Company's 20 fully owned and active floating drilling units. Average dayrates also continued to improve from the second quarter, up approximately 6% fleetwide and up 7% for the Company's floaters, due primarily to several rigs rolling over to higher contract rates and to the Transocean Marianas commencing operations during the third quarter. The backlog of contracts in place for the Company's 20 fully owned and active floaters, averaging 24 months, should enable the Company to maintain similar utilization and average dayrate levels for these units through the first half of 1999. However, the period of lower oil prices that began in the latter part of 1997 has continued and has resulted in a weakening in the market for offshore drilling rigs generally, as oil companies have adjusted exploration and development spending plans to reflect the lower prices and correspondingly reduced cash flow levels. This weakening has been most pronounced in the market for jackups and less capable floaters, but has also begun to have an impact on the market for deepwater and high-specification floaters. Dayrates for these units have begun to decrease from peak levels experienced in recent quarters. The Company anticipates that contracts being negotiated in the near-term for units becoming available through 1999 will be adversely affected by this market weakness.

Historically, the contract drilling market has been highly competitive and cyclical and affected significantly by prevailing oil and gas prices. As a result, the Company cannot predict the extent to which current market conditions will continue. Although the continued weakness in oil prices has not materially affected the dayrates and utilization of the Company's rigs as of the date of this quarterly report, to the extent that low oil prices continue to reduce demand for contract drilling services, the Company anticipates that utilization and dayrates for its fleet would be adversely affected.

A number of drilling contractors are upgrading existing rigs or constructing new rigs that will be capable of competing with the Company's deepwater and harsh-environment rigs. Although most of these rigs are being built pursuant to long-term contract commitments, there can be no assurance that, upon the expiration of such contracts and the contracts for the Company's rigs, the then-current market conditions will be favorable. Historically, drilling contractors have tended to overbuild drilling units in response to increased demand, and small changes in the supply and demand balance could lead to increased volatility in dayrates.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Cash flows provided by operations were $287.4 million for the nine months ended September 30, 1998, compared to $121.3 million for the nine months ended September 30, 1997, an increase of $166.1 million. The increase in cash provided by operations was due primarily to higher cash flows from net income in the nine months ending September 30, 1998 compared to the 1997 period, partially offset by a decrease due to changes in working capital components.

Cash flows used in investing activities increased $222.0 million from $208.9 million in the nine months ended September 30, 1997 to $430.9 million in the current period. The increase in cash used in investing activities resulted primarily from an increase in capital expenditures relating to rig construction and upgrade projects partially offset by proceeds from disposal of assets. In addition, in the nine months ended September 30, 1997, the Company received proceeds from the divestiture of certain non-core drilling services activities and assets.

Cash flows provided by financing activities increased $5.8 million from $114.1 million in the nine months ended September 30, 1997 to $119.9 million in the current year period. During 1998, the Company increased its net borrowings under its revolving credit facility. In the nine months ended September 30, 1997, the Company received proceeds from the sale of a note receivable, the issuance of public debt, and borrowings under its project financing facility. These proceeds were partially offset by the repurchase of Company common stock and net repayments of amounts outstanding under its Credit Agreement referred to below.

CAPITAL EXPENDITURES

The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $458 million during the nine months ending September 30, 1998 and are expected to be approximately $190 million during the remainder of the year, including amounts that will be spent on the construction of the deepwater drillships to be named "Discoverer Spirit" and "Discoverer Deep Seas".

The following table summarizes actual and projected expenditures (including capitalized interest) for the Company's major construction and conversion projects.

                                                   Transocean   Discoverer   Discoverer   Discoverer
Expenditures in millions                            Marianas    Enterprise     Spirit     Deep Seas
------------------------                           ----------   ----------   ----------   ----------
Cumulative at December 31, 1997                       $174         $148         $  -         $  -
Actual for the nine months ended
  September 30, 1998                                    94          109           95           97
-------------------------------------------------------------------------------------------------
Cumulative at September 30, 1998                       268          258           95           97
Projected - quarter ended December 31, 1998             20           55           50           30
Projected - 1999 through completion                      -           45          175          195
-------------------------------------------------------------------------------------------------
Projected Total Costs                                 $288         $358         $320         $322
=================================================================================================

The amounts shown for the Discoverer Enterprise include certain costs not expected to be incurred in connection with the construction of the Discoverer Spirit and Discoverer Deep Seas, including: engineering design costs that will not be repeated because the Discoverer Spirit and Discoverer Deep Seas are the same design as the Discoverer Enterprise; lifting and other construction costs that will be contracted on a lump sum basis rather than time and materials; and incremental capitalized interest and administrative costs attributable to project delays, some of which are due to weather and other factors beyond the control of the Company. The Discoverer Enterprise is expected to be completed late in the first quarter of 1999, but could be delayed into the second quarter of 1999.

As with any major construction project that takes place over an extended period of time, the actual costs, the timing of expenditures, and the project completion date may vary from estimates based on numerous factors, including finalization of the design, actual terms of awarded contracts, weather, exchange rates, and the market demand for components and resources required for drilling unit construction. The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Credit Agreement referred to below and other commercial bank or capital market financings, including potential public offerings under the Company's shelf registration statement (discussed below) and, in the case of the Discoverer Enterprise, financing under the Project Financing Agreement referred to below.

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

TERMINATION OF CASH FLOW SHARING AGREEMENT

The Company and Global Marine Inc. ("Global Marine") were parties to an agreement pursuant to which the Company participated in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participated in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. In April 1997, Global Marine initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement. In March 1998, the Company reached an agreement with Global Marine that terminated the cash flow sharing agreement, effective February 1, 1998, with certain continuing rights if any of the rigs are sold within three years, and settled all disputed matters. Under the terms of this agreement, the Company received $29.8 million in cash in settlement of outstanding accounts receivable and to terminate the cash flow sharing agreement, resulting in an after tax gain of $13.8 million, or $0.14 per share, diluted. The net proceeds were used to repay debt.

ASSET DIVESTITURES

In August 1998, the Company sold certain non-core assets within its Drilling Services business segment to a subsidiary of Dailey International Inc. for $10.0 million in cash, resulting in a pre-tax gain of approximately $8.2 million ($5.3 million after tax or $0.05 per share, diluted). In addition, the Company sold surplus drilling components for $6.6 million in proceeds, resulting in a non-recurring pre-tax gain of approximately $5.0 million ($3.3 million after tax or $0.03 per share, diluted). The net proceeds were used to repay debt.

AUTHORIZED STOCK REPURCHASE

In May 1997, the Company's Board of Directors authorized the repurchase of up to $200 million worth of shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. After purchases made during 1997, approximately $105 million remains available under this authority. The Board of Directors regularly reviews the possibility of repurchasing common stock in light of prevailing stock prices and the financial position of the Company.

DEBT

CREDIT AGREEMENT - In connection with the 1996 combination with Transocean ASA, the Company entered into a secured credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Credit Agreement"). The Credit Agreement, as subsequently amended, provides for borrowing by the Company under a revolving credit facility in the amount of $540 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at September 30, 1998) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants, including an interest coverage ratio, which could limit the Company's ability to pay dividends in the future. The Credit Agreement has a maturity date of July 2002. As of September 30, 1998, $336.1 million in borrowings were outstanding under the Credit Agreement.

PROJECT FINANCING AGREEMENT - In connection with the on-going construction of the Discoverer Enterprise and the completed upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc. (the "Borrower"), obtained a project financing agreement effective December 27, 1996 from a group of banks led by ABN AMRO Bank, N.V., as agent (the "Project Financing Agreement"). Approximately $338.7 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of $66.0 million is to be repaid upon completion of construction and acceptance of the two rigs by Amoco Exploration and Production Company ("Amoco"), which is contracting the rigs for a period of up to five years following completion. It bears an interest rate of LIBOR plus a margin of 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $66.0 million through borrowing under the Revolving Credit Facility. The second tranche of up to $272.7 million (of which $130.2 million in borrowings were outstanding as of September 30, 1998) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two rigs by Amoco. The term financing, which is to be repaid out of cash flows from the two drilling units, matures over a period of five years. The Company expects the term financing to consist of borrowings under a lease securitization facility provided by the agent at a floating interest rate (which has been converted to a fixed rate by the interest rate swap transactions described below) plus a margin of 0.28 percent for amounts fully amortized by cash flows from the Amoco contracts and a margin of 0.58 percent for remaining amounts, if any. As of September 30, 1998, $196.2 million in borrowings were outstanding under the Project Financing Agreement.

The Project Financing Agreement requires acceptance of the two drilling units by Amoco, repayment of the first tranche and conversion of the second tranche to term financing no later than December 31, 1998. Due to construction delays, the Discoverer Enterprise is not expected to be completed until late in the first quarter of 1999, and could be delayed into the second quarter of 1999. The Transocean Amirante was accepted by Amoco and commenced operations in July 1997. The Borrower currently is in the process of amending the Project Financing Agreement to accommodate these construction delays.

During the third quarter of 1998, Transocean Enterprise Inc. amended the terms of its two interest rate swap transactions, which effectively lock in a fixed interest rate for the term financing under the Project Financing Agreement, to adjust the payment schedule for the anticipated construction delays. In connection with the amendment, the fixed rate Transocean Enterprise Inc. will pay increased from an average of 6.4 percent to 6.545 percent. The variable interest rates Transocean Enterprise Inc. will receive in the swap transactions has decreased from an average of 5.7 percent as of December 31, 1997 to 5.2 percent as of September 30, 1998. The net unrealized loss on the interest rate swaps is $11.1 million as of September 30, 1998.

LETTERS OF CREDIT

The Company had letters of credit outstanding at September 30, 1998 totaling $35.8 million, including $28.2 million relating to a legal dispute with Kvaerner Installasjon a.s (see Part II. Item 1. Legal Proceedings). The remaining $7.6 million guarantees various insurance and contract bidding activities.

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

Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At September 30, 1998, the Company did not have any foreign exchange derivative instruments not qualifying as hedges. The Company recognized a net pre-tax loss of $1.5 million on such instruments for the nine months ended September 30, 1997.

The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At September 30, 1998, the net unrealized loss on open interest rate swaps was $11.1 million. (See "--Liquidity and Capital Resources--Debt--Project Financing Agreement".)

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

In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998. The Company will adopt this standard in the first quarter of 1999. Its adoption is not expected to have a material effect on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

YEAR 2000 ISSUE

The Company has instituted a plan to address the Year 2000 issue for its computer systems, microprocessors, operational and control systems and other significant computer-based devices and applications. It is possible that certain of these systems will not be able to process dates beginning in the year 2000, as many such systems are based on storing two digits to identify a particular year rather than a full four digits and are not designed to take into account the start of a new century. The Company's plan focuses on ensuring Year 2000 compliance in two distinct areas--(1) rig-based operational systems and control devices and (2) all other business, financial and engineering systems, including third-party systems that the Company may rely on. The plan is being implemented under the direction of senior management by the Company's information systems and technology personnel and operations personnel with appropriate expertise, with the goal of ensuring compliance of critical systems during the second half of 1999.

With respect to rig-based systems, the Company has instituted an ongoing compliance procedure that includes an initial survey followed by analysis, vendor participation, corrective action, testing and continuous reappraisal. The Company conducted a survey of computer systems, computer-controlled equipment, control systems, and electronic devices, including equipment with embedded microprocessors, onboard each rig to identify those systems and devices to be reviewed for Year 2000 compliance. The Company has requested letters of compliance from its third-party vendors and suppliers and, in addition, is conducting its own tests where possible to verify compliance. Critical systems and devices identified by the survey that are likely to be affected by the Year 2000 issue are in the process of being modified or replaced. A number of these systems and devices had already been identified for renewal or replacement in connection with the Company's ongoing maintenance programs. In some cases, systems or equipment may be covered by warranties, while other vendors are providing software upgrades at minimal costs. The Company believes its Year 2000 compliance plan has adequately identified and addressed Year 2000 issues with respect to critical operational and safety systems and devices. The Company's drilling units are composed of many stand-alone systems provided by a wide diversity of manufacturers. As such, the Company believes the risk of a failure that would affect the functionality or safety of the fleet is minimal, and the Company does not believe that the Year 2000 issue will have a significant effect on the operations of its drilling units. The Company expects to complete implementation of its compliance plan for rig-based systems during the second half of 1999.

With respect to business, financial and engineering systems, the Company surveyed all of its internal systems worldwide and identified those software and hardware systems determined not to be Year 2000 compliant. Letters of compliance are being obtained from all vendors of standard systems, and the Company plans to conduct tests of selected systems to provide an enhanced degree of confidence for Year 2000 compliance. Replacement or modification of known non-compliant systems has commenced, and the Company expects to complete this process during the second half of 1999. In addition to its internal systems, the Company also relies, directly and indirectly, on the systems of third parties, such as its banks and investment managers, for the accurate exchange of data and for financial processing capabilities. The Company is contacting these third parties to determine what actions may be needed to mitigate its risks relating to the failure of such third parties to be Year 2000 compliant in a timely fashion. The effect, if any, on the Company's results of operations arising from the failure of these third parties to be Year 2000 compliant is not reasonably estimable at this time.

The Company has spent approximately $0.5 million through September 30, 1998 and expects additional expenditures to be less than $1 million to complete implementation of its Year 2000 plan. The Company is in the process of evaluating where contingency plans may be required in the event of Year 2000 related disruptions. Although the Company's failure to fully implement its Year 2000 compliance plan or the occurrence of an unexpected Year 2000 problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition, based upon the work performed to date and the anticipated completion of the plan during the second half of 1999, the Company does not believe that such matters will have a material adverse effect. With respect to third parties, however, there can be no assurance that their systems will be rendered Year 2000 compliant on a timely basis or that any resulting Year 2000 issues would not have an adverse effect on the results of operations of the Company.

FORWARD-LOOKING INFORMATION

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving expected capital expenditures, the timing of completion of capital projects, the Company's plans and expectations with regard to Year 2000 issues, the expected amendment of the Project Financing Agreement and the Company's expectations with regard to market outlook. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to industry and market conditions, prices of crude oil and natural gas, exploration success by producers in deepwater and harsh-environment regions, foreign exchange and currency fluctuations, changes in existing tax laws, political instability in foreign jurisdictions, construction delays due to weather and other causes, the labor market for skilled personnel in the offshore drilling industry, the outcome of annual labor negotiations with unions representing certain Norwegian offshore workers, the success of the Company in implementing its Year 2000 compliance plan, the failure of financial and other service providers to be Year 2000 complaint on a timely basis, and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt--Project Financing Agreement" and "--Liquidity and Capital Resources--Derivative Instruments."

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company has certain claims pending involving a dispute of work performance by and amounts owed to the Kvaerner shipyard in Norway and contested tax assessments by the municipality of Rio de Janeiro, Brazil. These matters have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. With respect to the Kvaerner dispute, the Company has now instituted an action in the Norwegian courts alleging that it owes no additional amounts and that the $28.2 million letter of credit outstanding should be released. Other than as stated herein, there have been no material developments in these previously reported matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

The following exhibits are filed in connection with this Report:


NUMBER                       DESCRIPTION
------                       -----------
 10.1     Employment Agreement dated as of August 12, 1998 between Alan A.
          Broussard and Transocean Offshore Inc.

 10.2     Deferred Compensation Plan of Transocean Offshore Inc. effective July
          1, 1998.

 27.1     Financial Data Schedule.
-------------------

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ending September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1998.

                                         TRANSOCEAN OFFSHORE INC.



                                         By: /s/ Robert L. Long
                                            ------------------------------------
                                            Robert L. Long
                                            Senior Vice President
                                            (Principal Financial Officer)