Form 10-K
period 1998-12-31
TRANSOCEAN OFFSHORE INC
filed 1999-03-19
CIK 314047

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

                  For the fiscal year ended December 31, 1998

                         Commission file number 1-7746

                               ----------------

                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

              Delaware                                 72-0464968
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

          4 Greenway Plaza
           Houston, Texas                                 77046
   (Address of principal executive                     (Zip Code)
              offices)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No. [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 1999, 100,571,816 shares of common stock were outstanding and the aggregate market value of shares held by non-affiliates was approximately $2.0 billion (based on the reported closing market price of the common stock on such date of $20.625 and assuming that all directors and executive officers of the Company are "affiliates," although the Company does not acknowledge that any such person is actually an "affiliate" within the meaning of the federal securities laws).

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998, for its 1999 annual meeting of stockholders are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TRANSOCEAN OFFSHORE INC.

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

 Item                                                                      Page
 --------                                                                  ----
                                    PART I
 Items 1 through 4

 Item 1.  Business......................................................     1
          Background....................................................     1
          Recent Developments...........................................     1
          Drilling Rig Fleet............................................     2
          Drilling Services.............................................     5
          Drilling Contracts............................................     5
          Industry Conditions and Competition...........................     6
          Operating Risks...............................................     7
          International Operations......................................     8
          Regulation....................................................     8
          Employees.....................................................     9
 Item 2.  Properties....................................................    10
 Item 3.  Legal Proceedings.............................................    10
 Item 4.  Submission of Matters to a Vote of Security Holders...........    11
          Executive Officers of the Registrant..........................    11

                                    PART II
 Items 5 through 9

 Item 5.  Market for Registrant's Common Equity and Related Shareholder     12
           Matters......................................................
 Item 6.  Selected Consolidated Financial Data..........................    13
 Item 7.  Management's Discussion and Analysis of Financial Condition       14
           and Results of Operations....................................
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    28
 Item 8.  Financial Statements and Supplementary Data...................    30
 Item 9.  Changes In and Disagreements With Accountants on Accounting       60
           and Financial Disclosure.....................................

                                   PART III
 Items 10 through 13

 Item 10. Directors and Executive Officers of the Registrant............    60
 Item 11. Executive Compensation........................................    60
 Item 12. Security Ownership of Certain Beneficial Owners and               60
           Management...................................................
 Item 13. Certain Relationships and Related Transactions................    60

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-    60
           K............................................................

                                    PART I

ITEM 1. Business

   Transocean Offshore Inc. (together with its subsidiaries, unless the context requires otherwise, the "Company" or "Transocean") is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. As of March 1, 1999, the Company owns, has ownership interests in or operates 31 mobile offshore drilling rigs. Transocean's fleet consists of seven fourth-generation semisubmersibles, fourteen second- and third-generation semisubmersibles, four drillships including one newbuild drillship, the "Discoverer Enterprise," which is currently in the final stages of construction and testing, and six jackup rigs. The Company also has under construction two additional Discoverer Enterprise-class drillships, to be named "Discoverer Spirit" and "Discoverer Deep Seas." The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company also provides additional drilling services, including turnkey drilling, coiled tubing drilling and well intervention and management of third-party well service activities.

   Transocean Offshore Inc. is a Delaware corporation with its principal executive offices located at 4 Greenway Plaza, Houston, Texas 77046. Its telephone number at that address is (713) 871-7500.

Background

   The Company was founded in 1953 by predecessors of Sonat Inc. and J. Ray McDermott & Co., Inc. to design and construct the first jackup rig in the Gulf of Mexico. The Company, then known as "The Offshore Company," began international drilling operations in the late 1950s and was one of the first contractors to offer drilling services in the North Sea. The Company was publicly traded from 1967 until 1978, when it became a wholly owned subsidiary of Sonat Inc. In June 1993, the Company, then known as "Sonat Offshore Drilling Inc.," completed an initial public offering of approximately 60 percent of the outstanding shares of its common stock. In July 1995, Sonat Inc. sold its remaining 40 percent interest in the Company through a secondary public offering and currently owns no capital stock of the Company. In September 1996, the Company acquired substantially all of the outstanding capital shares of Transocean ASA, a Norwegian offshore drilling company, for an aggregate purchase price of $1,504.8 million in common stock and cash, including direct transaction costs and costs of purchasing minority shares completed in 1997 (the "Combination"), and changed its name to "Transocean Offshore Inc."

Recent Developments

   In December 1998, the Company and the operators of the Terra Nova field, located offshore Newfoundland, Canada, agreed to terminate their two-year drilling contract for the Transocean Explorer. In connection with the termination, the Terra Nova group agreed to pay a $40 million cash settlement to the Company. The net proceeds from the cash settlement were used to repay debt.

   On March 11, 1999, the Company's board of directors approved a corporate reorganization that will result in the Company becoming a Cayman Islands corporation rather than a Delaware corporation. The Company believes the reorganization will give it greater flexibility in seeking to lower its worldwide effective tax rate and improve worldwide cash management. In addition, the Company anticipates that the reorganization may increase its access to international capital markets, broaden its investor base by making its securities more attractive to non-U.S. investors and give it greater flexibility in structuring foreign joint ventures and acquisition opportunities. The Company has entered into an Agreement and Plan of Merger and Conversion relating to the reorganization. Pursuant to that agreement, the Company will merge with and into a wholly owned Texas subsidiary, which will then become a Cayman Islands corporation ("Transocean-Cayman") pursuant to a conversion and continuation procedure under Texas and Cayman Islands law. In the reorganization, each share of common stock of the Company held by the public will automatically be converted into an ordinary share of Transocean-Cayman. The Company expects the shares of Transocean-Cayman to be listed on the New York

Stock Exchange under "RIG," the same symbol under which the Company's common stock is currently listed. The proposed reorganization is subject to certain conditions to closing, including approval by the Company's stockholders. Following the reorganization, the name of Transocean-Cayman will be "Transocean Offshore Inc."

Drilling Rig Fleet

   The Company's fleet includes full or partial ownership in seven of the world's thirteen fourth-generation and full ownership of thirteen second- and third-generation semisubmersibles, three dynamically positioned drillships and six jackups. As of March 1, 1999 all but two of the Company's operational drilling rigs currently are being utilized, with contracts expiring from 1999 through 2004. The Company remains a leader in deepwater and ultra-deepwater drilling, having drilled as of December 31, 1998 approximately 77 percent of all wells ever drilled in water depths greater than 5,000 feet and four of the five wells drilled in water depths exceeding 7,000 feet.

 Drilling Rig Types

   The Company principally uses three types of drilling rigs-- semisubmersibles, drillships and jackups. Semisubmersibles are floating vessels that can be submerged such that a substantial portion of the lower hull is below the water surface during drilling operations. They are well suited for operations in rough water conditions. Fourth-generation semisubmersibles are those built after 1984 that have larger physical size than other semisubmersibles, harsh environment capability, high variable deck load capability (greater than 4,000 metric tons), 15,000 psi blowout preventers and superior motion characteristics. Fourth-generation semisubmersibles are frequently the most suitable units for operations in deep water and harsh environments or for development drilling that requires larger variable loads and the ability to handle large pieces of subsea equipment. Drillships are generally self-propelled and designed to drill in the deepest water. Shaped like conventional ships, they are the most mobile of the major rig types. The Company's drillships are dynamically positioned, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems. Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected support legs. They are generally suited for water depths of 350 feet or less.

   All of the Company's Discoverer Enterprise-class drillships will be equipped for dual-activity drilling, which is a well-construction technology developed by Transocean that allows for drilling tasks associated with a single well to be accomplished in a concurrent rather than sequential manner by utilizing two complete drilling systems under a single derrick. The Company has filed an application for a patent for this process with the U.S. Patent and Trademark Office. The patent remains pending at this time. The dual-activity well construction process is designed to reduce critical path activity and improve efficiency in both exploration and development drilling. When applied in a deepwater environment, the Company estimates that efficiency improvements of up to 40 percent on development projects and 15 percent on exploration projects could be obtained. The 100,000 metric-ton displacement Discoverer Enterprise-class drillships will each possess a large enough variable deck load (20,000 metric tons) to allow the rigs to carry tubulars and consumables for the construction of three or more wells.

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

 Fleet Additions and Upgrades

   The Discoverer Enterprise, the first of a new class of advanced, ultra-deepwater drillships employing the Company's dual-activity drilling system, is in the final stages of construction, outfitting and testing at the Ingalls shipyard in Pascagoula, Mississippi, and will commence working for Amoco Production Company ("Amoco") under a five-year contract upon completion and acceptance, estimated in the second quarter of 1999. The rig will initially be outfitted to drill in 8,500 feet of water, but with additional riser will be capable of exploration and development drilling in water depths up to 10,000 feet. The Company spent $154 million on this project in 1998 and expects to spend $80 million in 1999.

   In the first quarter of 1998, the Company announced plans to construct two additional Discoverer Enterprise-class drillships, the Discoverer Spirit and the Discoverer Deep Seas. The Discoverer Spirit will be fully outfitted with sufficient riser to drill in 10,000 feet of water, while the Discoverer Deep Seas will initially be outfitted to drill in 8,000 feet of water, but with additional riser will be capable of drilling in water depths up to 10,000 feet. The Company has received a contract commitment from Spirit Energy 76, a division of Union Oil Company of California ("Unocal") for a firm period of five years plus up to five one-year options for the Discoverer Spirit, and has signed a contract with Chevron USA, Inc. for five years plus three one-year options for the Discoverer Deep Seas. The hulls and major marine systems are being constructed at the Astillero y Talleres del Noroeste SA ("Astano") shipyard in Ferrol, Spain, with the derrick, derrick substructure, BOP and other modules to be constructed at U.S. Gulf Coast facilities. The Discoverer Spirit is expected to become operational in the first quarter of 2000 and the Discoverer Deep Seas in the third quarter of 2000. Approximately $124 million and $106 million was spent on construction of the Discoverer Spirit and Discoverer Deep Seas, respectively, in 1998 and the Company expects to spend $210 million and $230 million, respectively, to complete the projects.

   In August 1998, the Company completed the upgrade and conversion of the Transocean Marianas from a multi-service vessel to a semisubmersible drilling rig with a water depth capability of 7,000 feet. The rig then commenced a five-year contract with Shell Deepwater Development. In 1998, the Company spent approximately $106 million to complete this project.

   See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Expenditures."

 Fleet Status

   The following table provides certain information about the Company's drilling rig fleet as of March 1, 1999:

                             Year       Water     Drilling
                            Entered     Depth      Depth
                           Service/   Capability Capability                                            Estimated
     Type and Name        Upgraded(1) (in feet)  (in feet)       Location             Customer       Expiration(2)
     -------------        ----------- ---------- ---------- ------------------- -------------------- --------------
Fourth-generation
 Semisubmersibles
Polar Pioneer...........     1985        1,500     25,000   Norwegian North Sea Norsk Hydro          February 2000
Transocean Arctic (3)...     1986        1,650     25,000   Norwegian North Sea Statoil              February 2002
Henry Goodrich (4)......     1985        2,000     30,000   U.K. North Sea      British Petroleum     August 1999
Paul B. Loyd, Jr. (4)...   1991/1993     2,000     25,000   U.K. North Sea      British Petroleum      April 2000
Transocean Leader.......   1987/1997     4,500     25,000   Norwegian North Sea Statoil               August 1999
Transocean Rather.......     1988        4,500     25,000   U.S. Gulf of Mexico Shell Deepwater Dev.   July 1999
Transocean Richardson...     1988        5,000     25,000   U.S. Gulf of Mexico Shell Deepwater Dev.   April 1999
Other Semisubmersibles
Transocean Explorer.....     1976        1,250     25,000   U.K. North Sea      --                        Idle
Transocean Discoverer...   1977/1985     1,250     25,000   U.K. North Sea      Talisman             February 2000
Transocean Wildcat (3)..   1977/1985     1,300     25,000   Norwegian North Sea Statoil                June 2001
Transocean Winner (3)...     1983        1,500     25,000   Norwegian North Sea Statoil                July 2003
Transocean Searcher (3).   1983/1988     1,500     25,000   Norwegian North Sea Statoil                July 2003
Transocean Prospect (3).   1983/1992     1,500     25,000   Norwegian North Sea Statoil               October 2000
Transocean John Shaw....     1982        1,800     25,000   U.K. North Sea      Shell U.K.              May 1999
Kan Tan IV (5)..........   1983/1998     2,000     25,000   U.K. North Sea      Amerada Hess         February 2001
Transocean 96...........   1975/1997     2,300     25,000   U.S. Gulf of Mexico Texaco                 June 1999
Transocean 97...........   1977/1997     2,300     25,000   Trinidad            Conoco                  May 1999
Transocean Driller......     1991        3,000     25,000   Brazil              Petrobras              June 2000
Transocean Legend.......     1983        3,500     25,000   Brazil              Petrobras            December 1999
Transocean Amirante.....   1978/1997     3,500     25,000   U.S. Gulf of Mexico Amoco                September 2002
Transocean Marianas.....   1979/1998     7,000     25,000   U.S. Gulf of Mexico Shell Deepwater Dev. September 2003
Drillships
Discoverer Seven Seas
 (6)....................   1976/1997     7,000     25,000   U.S. Gulf of Mexico Exxon                  July 1999
Discoverer 534 (6)......   1975/1991     7,000     25,000   U.S. Gulf of Mexico Amoco                February 2000
Discoverer Enterprise
 (6)(7).................     1999       10,000     35,000   U.S. Gulf of Mexico Amoco                   May 2004
Discoverer Spirit
 (6)(8).................     2000       10,000     35,000   Astano Shipyard     Unocal                     (8)
Discoverer Deep Seas
 (6)(9).................     2000       10,000     35,000   Astano Shipyard     Chevron                    (9)
Discoverer 511 (10).....     1976        2,000     25,000   Mexico              Pemex                  March 1999
Jackup Rigs
Transocean Jupiter......   1981/1997       170     16,000   UAE                 --                        Idle
Transocean Comet........     1980          250     20,000   Gulf of Suez, Egypt GUPCO                 October 2000
Transocean Mercury......   1969/1998       250     20,000   Gulf of Suez, Egypt GUPCO                 October 2000
Transocean III..........   1978/1993       300     20,000   India               Enron                  March 1999
Shelf Explorer..........     1982          300     25,000   Danish North Sea    Maersk                  May 1999
Transocean Nordic.......     1984          300     25,000   U.K. North Sea      Elf                    March 1999

--------
 (1) Dates shown are the original service date and the date of the most recent upgrade, if any.
 (2) Expiration dates represent the Company's current estimate of the earliest date the contract for each rig is likely to expire.
 (3) Participating in a cooperation agreement with Statoil. See "Drilling Contracts."
 (4) Owned by Arcade Drilling as, a Norwegian company in which the Company has a 25% interest and which is controlled by R&B Falcon Corporation.
 (5) Operated pursuant to a management contract.
 (6) Dynamically positioned.
 (7) The Discoverer Enterprise is currently in the final stages of construction, outfitting and testing in the Ingalls shipyard in Pascagoula, Mississippi, and is expected to be operational in the second quarter of 1999. The rig will be equipped with sufficient riser to drill in 8,500 feet of water, but will be capable of drilling in 10,000 feet of water with additional riser.
 (8) The Company announced plans to build the Discoverer Spirit in January 1998. The rig is being constructed at the Astano shipyard and is expected to be operational in the first quarter of 2000, working under a five-year contract for Unocal.
 (9) The Company announced plans to build the Discoverer Deep Seas in February 1998. The rig is being constructed at the Astano shipyard and is expected to be operational in the third quarter of 2000, working under a five-year contract for Chevron. The rig will initially be equipped with sufficient riser to drill in 8,000 feet of water, but will be capable of drilling in 10,000 feet of water with additional riser.
(10) Operated under a bareboat charter with the rig's owner.

   Upon the expiration of existing contracts, there can be no assurance that such contracts will be renewed or extended, that new contracts will be available or, if contracts are available, that they will provide revenues adequate to cover all fixed and variable costs associated with the rigs.

   As of March 1, 1999, the Company's fleet is currently located in the Gulf of Mexico (8 units), the North Sea (15 units), the Middle East (3 units) and offshore Brazil (2 units), Trinidad (1 unit), Mexico (1 unit) and India (1 unit). The Company also maintains offices, land bases and other facilities worldwide, including in Houston, Texas; Metairie and Morgan City, Louisiana; Macae and Rio de Janeiro, Brazil; Aberdeen, Scotland; Cairo and Ras Shukhair, Egypt; Bergen, Harstad and Tananger, Norway; Ciudad Del Carmen, Mexico; Bombay, India; Esbjerg, Denmark; Doha, Qatar; La Coruna, Spain and Chaguaramas, Trinidad. Most of these facilities are leased by the Company.

Drilling Services

   The Company uses its engineering and operating expertise to provide turnkey drilling and management of third party drilling service activities. These services are provided through service teams generally consisting of Company personnel and third-party subcontractors, with the Company frequently serving as lead contractor. The work generally consists of individual contractual agreements to meet specific customer needs and may be provided on either a dayrate or fixed price basis. As of March 1, 1999, the Company was performing such services under contracts in the U.K. sector of the North Sea and offshore Mexico.

   The Company also provides coiled tubing services to customers in the Norwegian and U.K. sectors of the North Sea, primarily for well intervention. Unlike conventional drilling units, which use sections of straight pipe connected together to form the drillstring, coiled tubing units utilize reels of flexible steel tubing. The tubing spools off the reel continuously into the wellbore behind the bottom-hole assembly and drill bit, in contrast to conventional rotary units, which must cease drilling to add each new section of pipe. Transocean has also developed and patented proprietary technology to increase the efficiency of coiled tubing operations by mounting the tubing reel directly above the wellbore. The reduction in stress on the coil achieved by this technique increases the life of the coil and thereby reduces the cost of coiled tubing operations. The Company currently owns one drilling unit utilizing this technology through a joint venture with an affiliate of Nabors Industries, Inc. The venture is performing a drilling contract for ARCO Alaska, Inc. on the North Slope.

   In August 1998, the Company sold its directional drilling business to a subsidiary of Dailey International Inc. for $10 million in cash, resulting in a pre-tax gain of approximately $8.1 million ($5.3 million after tax or $0.05 per share, diluted).

   In December 1998, the Company and subsidiaries of Baker Hughes Incorporated formed a joint venture, Deepvision, L.L.C. The purpose of the venture is to research, develop and implement new drilling technologies using coiled tubing (reeled pipe) with applications in deepwater and ultra-deepwater environments.

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

   A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells or for an additional term, or by exercising a right of first refusal. In reaction to depressed market conditions, the Company's customers may seek renegotiation of firm drilling contracts to reduce their obligations.

   The Company and Statoil are parties to a cooperation agreement extending through 2005. Under the cooperation agreement, the Company has committed five semisubmersibles--the Transocean Arctic, Transocean Prospect, Transocean Searcher, Transocean Wildcat and Transocean Winner--for varying contract periods, with Statoil having options to extend the contracts at market rates in minimum two-year intervals for the remainder of the term of the cooperation agreement.

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

   In January 1998, the Company announced that it was discontinuing turnkey drilling operations in the U.S. Gulf of Mexico after experiencing a period of unsatisfactory operating performance. The discontinuation did not include the Company's international turnkey drilling operations, which historically have been profitable. In January 1999, the Company completed the last well of a three-well turnkey program in the Bay of Campeche, offshore Mexico, and expects to recognize a profit on this well in the first quarter of 1999. See "Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations--Operating Results" and "--1998 Compared to 1997."

   During the past five years, the Company has engaged in offshore drilling for most of the leading international oil companies (or their affiliates) in the world, as well as for many government-controlled and independent oil companies. During this period, the Company's principal customers have included the Royal Dutch Shell Group, Statoil, Texaco, BP Amoco, Pemex, Gulf of Suez Petroleum Company ("GUPCO"), Petrobras and Norsk Hydro. The Company's largest unaffiliated customers in 1998 were Statoil, Royal Dutch Shell Group and BP Amoco, accounting for 16 percent, 17 percent and 10 percent, respectively, of the Company's 1998 consolidated operating revenues.

Industry Conditions and Competition

   The Company depends on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. This level of activity is significantly affected by oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors. Oil and gas prices are extremely volatile and are affected by numerous factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (commonly called "OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, the policies of the various governments regarding exploration and development of their oil and gas reserves, advances in exploration and development technology and the political environment of oil-producing regions.

   The offshore contract drilling industry is highly competitive with numerous industry participants, none of which has a dominant market share. Some of the Company's competitors may have greater resources than the

Company. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment may also be considered.

   The Company's industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of low demand, excess rig supply and low dayrates. The industry is currently in a period of low demand, and the Company is unable to predict when the market will change. In addition, rig availability has increased as a result of contract expirations and construction by other drilling contractors of new rigs that are capable of competing with the Company's deepwater and harsh environment rigs. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Outlook."

   The Company requires highly-skilled personnel to operate and provide technical services and support for its drilling units. During the industry downturn in the mid- to late-1980s and early- to mid-1990s, the industry's ability and need to recruit and train new personnel were severely curtailed. The increased worldwide demand for offshore drilling services experienced in 1996 and 1997 created a shortage of qualified personnel. Although the shortage has lessened somewhat due to the declining demand for offshore drilling services that began in 1998, this shortage may become more acute over the next several years as a number of new drilling units are expected to become operational. The Company is continuing its recruitment and training programs as required to meet its anticipated personnel needs.

   As of March 1, 1999, the Company had three new rigs in shipyards under construction. In 1998, the Company completed one conversion project. Construction projects are subject to the risks of delay or cost overruns inherent in large construction projects, including shipyard availability, shortages of materials or skilled labor, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and difficulty in obtaining necessary equipment or the requisite permits or approvals. Because of the large backlog of orders for new drilling rigs, shipyards continue to experience some difficulty in hiring qualified workers and in procuring materials, despite the decline in demand for drilling services that began in 1998. Shipyards and suppliers continue to operate at or near capacity, resulting in the delay of ordered materials and equipment. These factors may contribute to cost variations and delays in the delivery of the Company's drilling units under construction. Delays in delivery of these units will result in delays in contract commencements, resulting in a loss of revenue to the Company.

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

   The Company believes it is adequately insured in accordance with industry standards against normal risks in its operations; however, such insurance coverage may not in all situations provide sufficient funds to protect the Company from all liabilities that could result from its drilling operations. Although the Company's current practice is to insure its drilling units for at least the net book value of the units, the Company's insurance would not cover completely the costs that would be required to replace certain of its units, including certain of its fourth-generation semisubmersibles and drillships. Moreover, the Company's insurance coverage in most cases does not protect against loss of revenues. Accordingly, the occurrence of a casualty or loss against which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

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

International Operations

   The Company has derived a majority of its revenues from its foreign operations in each of the past three years. The Company cannot predict whether foreign operations will increase or decrease as a percentage of its revenues in future periods.

   The Company's foreign operations are subject to certain political and other uncertainties not encountered in domestic operations, including risks of war and civil disturbances (or other events that disrupt markets), expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with foreign sovereignty over certain areas in which operations are conducted. The Company is protected to a substantial extent against capital loss (but generally not loss of revenue) from most of such risks through insurance, indemnity provisions in its drilling contracts, or both. The necessity of insurance coverage for risks associated with political unrest, expropriation and environmental remediation for operating areas not covered under the Company's existing insurance policies is evaluated on an individual contract basis. As of March 1, 1999, all areas in which the Company was operating were covered by existing insurance policies.

   The Company's operations are also subject to extensive regulation by foreign governments. Many foreign governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect the Company's ability to compete. The Company expects to continue to structure its operations through appropriate means in order to remain competitive in the international markets.

   Another risk inherent in foreign operations is the possibility of currency exchange losses where revenues are received and expenses are paid in currencies other than United States dollars. The Company may also incur losses as a result of an inability to collect dollar revenues because of a shortage of convertible currency available to the foreign country. The Company seeks to limit these risks by structuring contracts such that compensation is made in United States dollars or freely convertible foreign currencies and, to the extent possible, by limiting acceptance of blocked currencies to amounts which match its expense requirements in local currency. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk--Foreign Exchange Risk."

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

Employees

   As of December 31, 1998, the Company had approximately 3,800 employees. The Company requires highly skilled personnel to operate its drilling units. As a result, the Company conducts extensive personnel recruiting, training and safety programs.

   On a worldwide basis, the Company had approximately 30 percent of its employees working under collective bargaining agreements at December 31, 1998. The majority of these employees are represented by Norwegian unions. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 1999. The Company does not have any other collective bargaining agreements that are material to the Company and considers relations with its employees to be good.

ITEM 2. Properties

   The description of the Company's property included under "Item 1. Business" is incorporated by reference herein.

ITEM 3. Legal Proceedings

   The Company and Global Marine, Inc. ("Global Marine") were parties to an agreement pursuant to which the Company participated in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participated in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. During April 1997, Global Marine initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement. In March 1998, the Company reached a settlement with Global Marine resolving the disputed matters under the cash flow sharing agreement and terminating such agreement as of February 1, 1998. Pursuant to the settlement, the parties have certain continuing rights to receive payments if any of the rigs covered by the former agreement are sold within three years. The Company received $29.8 million cash from Global Marine, resulting in an after tax gain of approximately $13.8 million, or $.14 per share, diluted. The net cash proceeds were used to repay debt.

   During 1997, Kvaerner Installasjon a.s ("Kvaerner") in Norway performed modification and refurbishment work on one of the Company's fourth-generation semisubmersible drilling rigs, the Transocean Leader. The amount owed with respect to such work is in dispute. The Company has posted a letter of credit valued at approximately $30 million pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. In September 1998, the Company instituted an action in the Norwegian courts alleging that it owes no additional amounts and that the letter of credit should be released. In March 1999, Kvaerner commenced proceedings in the Norwegian courts seeking judgement for approximately $35 million plus interest. As of March 15, 1999, the Company was in the process of responding to this claim. Although the Company cannot predict the outcome of the dispute at this time, the Company believes it will have no material adverse effect on its operations or financial position.

   In 1990 and 1991, two of the Company's subsidiaries were served with assessments valued at approximately $7.4 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services ("ISS"). The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. The proceedings with respect to the 1991 assessment, which was valued at approximately $6.5 million, reached the first level Brazilian state court, which rejected the Company's arguments. The Company has appealed that ruling to the second level court. The August 1990 assessment also had an unfavorable ruling at the first level, and the ruling has been appealed to the second level. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for ISS payments required to be paid by them. The Company believes the outcome of these assessments will have no material adverse effect on the Company's operations or financial position.

   The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any pending litigation will have a material adverse effect on its operations or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

   The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1998.

Executive Officers of the Registrant

                                                                            Age as of
        Officer                               Office                      March 1, 1999
        -------                               ------                      -------------
J. Michael Talbert...... Chairman of the Board and Chief Executive              52
                          Officer
W. Dennis Heagney....... Director, President and Chief Operating Officer        51
Jon C. Cole............. Senior Vice President                                  46
Robert L. Long.......... Senior Vice President, Chief Financial Officer         53
                          and Treasurer
Donald R. Ray........... Senior Vice President                                  52
Alan A. Broussard....... Vice President                                         53
Eric B. Brown........... Vice President, General Counsel and Secretary          47
Barbara S.               Vice President and Controller                          40
 Koucouthakis...........
Dennis R. Long.......... Vice President                                         51

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

   W. Dennis Heagney was elected a director of the Company effective June 12, 1997 and President of the Company effective April 1, 1986 and currently serves in those capacities and as Chief Operating Officer. He has been employed by the Company since 1969 and was elected Vice President in 1983 and Senior Vice President in 1984.

   Jon C. Cole was elected Senior Vice President of the Company effective April 1, 1993 and currently serves in that capacity, with responsibility for European operations. Mr. Cole joined the Company in 1978 and was elected Vice President in 1990.

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

                                                              Price
                                                            --------------
                                                            High      Low
                                                            ----      ----
      1997
        First Quarter...................................... $35 11/16 $26 1/8
        Second Quarter.....................................  37 5/16   27 1/8
        Third Quarter......................................  50 1/2    36 5/16
        Fourth Quarter.....................................  60 1/2    39 3/8
      1998
        First Quarter......................................  54 15/16  35
        Second Quarter.....................................  59 15/16  41 11/16
        Third Quarter......................................  46 3/8    23
        Fourth Quarter.....................................  41 1/2    23 9/16
      1999
        First Quarter (through February 26)................  31 9/16   20

   On February 26, 1999, the last reported sales price of the Company's common stock on the NYSE Composite Tape was $20 5/8 per share. On such date, there were approximately 1,000 holders of record of the Company's common stock and 100,571,816 shares of common stock outstanding.

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

ITEM 6. Selected Consolidated Financial Data

   The selected consolidated financial data as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 has been derived from the audited consolidated financial statements of the Company included elsewhere herein. The selected consolidated financial data as of December 31, 1996, 1995 and 1994 and for each of the two years in the period ended December 31, 1995 has been derived from audited consolidated financial statements of the Company not included herein. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data." The statement of operations data for the year ended December 31, 1996 includes the operating results of Transocean ASA since September 1, 1996, the effective date of the Combination for accounting purposes.

                                                   Years ended December 31,
                                               --------------------------------
                                                1998   1997   1996  1995  1994
                                               ------ ------ ------ ----- -----
                                                (In millions, except per share
                                                            data)
Income Statement Data
Operating Revenues............................ $1,090 $  892 $  529 $ 323 $ 243
Operating Income..............................    460    217    108    52    21
Net Income....................................    343    142     78    47    13
Net Income Per Share(a)(b)
  Basic.......................................   3.43   1.40   1.09  0.83  0.23
  Diluted.....................................   3.41   1.38   1.07  0.82  0.23

Other Financial Data
Cash Flows From Operating Activities.......... $  470 $  164 $  126 $  60 $  64
EBITDA(c).....................................    624    331    169    98    45
Cash Dividends Declared Per Share(a)..........   0.12   0.12   0.12  0.12  0.12
Capital Expenditures(d).......................    573    406    213    19    59

Balance Sheet Data (at end of period)
Total Assets.................................. $3,251 $2,755 $2,443 $ 542 $ 493
Total Debt....................................    833    733    420    30    30
Stockholders' Equity..........................  1,979  1,621  1,628   364   321

--------
(a) Net Income Per Share and Cash Dividends Declared Per Share have been retroactively restated to reflect the increased number of shares of common stock issued and outstanding as a result of a two-for-one stock split effected in the form of a 100 percent stock dividend, which was paid in September 1997.
(b) Net Income Per Share amounts prior to 1997 have been restated to comply with SFAS No. 128, Earnings Per Share (see Note 1 to the Company's consolidated financial statements).
(c) EBITDA (earnings before interest, taxes, depreciation and amortization) is presented here because it is a widely accepted financial indication of a company's ability to incur and service debt. EBITDA is not a measurement presented in accordance with generally accepted accounting principles ("GAAP") and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities.
(d) Excludes the Combination.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in conjunction with the information contained in the Company's consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" elsewhere in this annual report.

Overview

   Transocean Offshore Inc. is a leading international provider of deepwater and harsh environment contract drilling services for oil and gas wells. As of March 1, 1999, the Company owns, has ownership interests in or operates 31 mobile offshore drilling rigs. Transocean's fleet consists of seven fourth-generation semisubmersibles, fourteen second- and third-generation semisubmersibles, four drillships, including the "Discoverer Enterprise" which is currently in the final stages of construction and testing, and six jackup rigs. The Company also has under construction two additional Discoverer Enterprise-class drillships, to be named "Discoverer Spirit" and "Discoverer Deep Seas." The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company also provides additional drilling services, including turnkey drilling, coiled tubing drilling and well intervention and management of third-party drilling service activities.

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

Operating Results

   Comparative data relating to the Company's operating revenues and operating income by segment and geographic area follows. In the table and related discussion below, the "Mobile Units" segment primarily consists of the results of operations for drilling rigs operated for customers, primarily at a contractually determined price per day (dayrate). The "Drilling Services" segment primarily includes results from providing personnel and equipment other than rigs for oil and gas exploration and production on either a dayrate or fixed price basis. The operating results of Transocean ASA are included from September 1, 1996.

                                                  Years ended December 31,
                                                ------------------------------
                                                   1998       1997      1996
                                                ----------  --------  --------
                                                       (In thousands)
Operating Revenues
Mobile Units
  U.S. Gulf of Mexico.......................... $  305,582  $222,142  $148,886
  Europe.......................................    463,361   361,045   179,865
  Other Western Hemisphere.....................    184,265    19,884    29,193
  Other Eastern Hemisphere.....................     60,212    84,233    31,035
                                                ----------  --------  --------
Total Mobile Units.............................  1,013,420   687,304   388,979
                                                ----------  --------  --------
Drilling Services..............................     76,192   204,658   139,924
                                                ----------  --------  --------
Total Operating Revenues....................... $1,089,612  $891,962  $528,903
                                                ==========  ========  ========
Operating Income (Loss) (a)
Mobile Units
  U.S. Gulf of Mexico.......................... $  182,688  $127,247  $ 76,461
  Europe.......................................    164,823    79,589    32,003
  Other Western Hemisphere.....................    119,172     5,514     5,981
  Other Eastern Hemisphere.....................     31,372    41,606     4,952
  Other (b)....................................    (13,386)  (10,789)   (5,632)
                                                ----------  --------  --------
Total Mobile Units.............................    484,669   243,167   113,765
                                                ----------  --------  --------
Drilling Services..............................      4,811      (360)   10,079
                                                ----------  --------  --------
Total Operating Income for Reportable
 Segments......................................    489,480   242,807   123,844
Corporate Expenses.............................    (29,208)  (25,331)  (16,230)
                                                ----------  --------  --------
Total Operating Income.........................    460,272   217,476   107,614
                                                ----------  --------  --------
  Equity in earnings of joint ventures.........     11,677    10,196     5,168
  Interest income..............................      3,451     1,854     6,228
  Interest expense, net of amounts
   capitalized.................................    (23,892)  (22,853)   (7,220)
  Gain on termination of cash flow sharing
   agreement...................................     21,290        --        --
  Other, net...................................     14,348       572     9,862
                                                ----------  --------  --------
Other Income (Expense), Net....................     26,874   (10,231)   14,038
                                                ----------  --------  --------
Income Before Income Taxes..................... $  487,146  $207,245  $121,652
                                                ==========  ========  ========

--------
(a) After depreciation and amortization expense.
(b) Other includes operations and engineering overhead expenses not allocated to geographic areas of operations.

1998 Compared To 1997

   Net income for the year ended December 31, 1998 was $343.4 million or $3.41 per share, diluted, compared to $141.9 million or $1.38 per share, diluted, for 1997, an increase of $201.5 million (142 percent) or $2.03 per share, diluted. The increase in 1998 resulted primarily from increases in dayrates and rig utilization and lower operating and maintenance costs, partially offset by an increase in depreciation and amortization. In the fourth quarter of 1998, the Company recognized operating revenues of $40 million and operating income of $36.1 million ($23.5 million after tax or $0.23 per share, diluted) on a cash settlement in connection with the contract termination for the Transocean Explorer. The Company also recognized a $21.3 million net gain ($13.8 million after tax or $0.14 per share, diluted) on the termination of a cash flow sharing agreement with Global Marine Inc. ("Global Marine") and a non-recurring $13.1 million pre-tax gain ($8.5 million after tax or $0.08 per share, diluted) on the sale of certain non-core assets within the Company's Drilling Services business segment and sales of surplus drilling components during the year ended December 31, 1998.

   Revenues were $1,089.6 million for the year ended December 31, 1998 compared to $892.0 million for 1997, an increase of $197.6 million or 22 percent. Operating income was $460.3 million in 1998 compared to $217.5 million in 1997, an increase of $242.8 million or 112 percent.

   Revenues and operating income from Mobile Units increased significantly for the year ended December 31, 1998 compared to 1997. Rig utilization increased to 97 percent in 1998 from 93 percent in 1997, reflecting reduced downtime for rig repairs and upgrades. The average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $120,000 in 1998, compared to approximately $96,100 in 1997, an increase of 25 percent. The Company's jackup drilling rigs experienced a similar percentage increase in average dayrates.

   In the U.S. Gulf of Mexico, the increase in revenues and operating income for the year ended December 31, 1998 resulted primarily from higher average dayrates and the addition of the results of three rigs that had been in the shipyard undergoing upgrades for a significant portion of the prior year. These increases were partially offset by the relocation of a rig to Trinidad during the current year. In Europe, increases resulted from higher average dayrates and lower downtime for repairs and marine surveys over the prior period. Operating results in Other Western Hemisphere significantly increased in the current year due to (i) the net gain associated with the cash settlement in connection with the contract termination referred to previously,
(ii) higher average dayrates, (iii) the relocation of two rigs from the U.S. Gulf of Mexico for a portion of the current period, including one that was in the shipyard during 1997, (iv) the relocation of one rig that had operated in Other Eastern Hemisphere in 1997, and (v) the inclusion of results from one rig that had operated in an unconsolidated joint venture in the prior year. Other Eastern Hemisphere experienced a decrease in operating results from 1997 due primarily to the relocation of a rig to Other Western Hemisphere in the first quarter of 1998. This decrease was partially offset by increases in average dayrates for the current period.

   Revenues from Drilling Services decreased for the year ended December 31, 1998 compared to 1997, while operating income increased during the same period. These results primarily reflect the May 1997 divestiture of certain non-core activities and assets originally acquired in the 1996 combination with Transocean ASA and the cessation of turnkey drilling services in the U.S. Gulf of Mexico in the first quarter of 1998.

   Depreciation and amortization expense increased by $13.9 million for the year ended December 31, 1998 compared to 1997. The increase was due primarily to additional depreciation resulting from the capitalization of equipment associated with the Company's major upgrade and construction projects.

   Corporate expenses increased $3.9 million, from $25.3 million in 1997 to $29.2 million in the current year, reflecting the increased activities of the Company. The previously announced fleet expansion projects required expanded recruiting and training activities for drilling crews. The Company also upgraded and expanded its communication and data processing systems to manage more effectively its geographically diversified operations.

   Other income, net, increased to $26.9 million for the year ended December 31, 1998 compared to other expense, net, of $10.2 million in the prior year. During 1998, the Company recognized $34.4 million in pre-tax gains on the termination of a cash flow sharing agreement with Global Marine, the sale of certain non-core assets within its Drilling Services business segment and sales of surplus drilling equipment.

   Income tax expense increased by $78.4 million due primarily to higher pre-tax earnings for the year ended December 31, 1998 compared to the prior year. The Company's effective tax rate was lower in 1998 compared to 1997 due to an increase in the permanent reinvestment of earnings of certain foreign subsidiaries.

1997 Compared to 1996

   Net income for the year ended December 31, 1997 was $141.9 million or $1.38 per share, diluted, compared to $78.0 million or $1.07 per share, diluted, for 1996, an increase of $63.9 million (82 percent) or $0.31 per share, diluted. The increase in 1997 resulted primarily from increased dayrates and the inclusion of the Transocean ASA results for the entire year, partially offset by a decrease in other income. The diluted weighted-average number of shares of common stock was 102.8 million and 73.1 million for the years ended December 31, 1997 and 1996, respectively. The increase was primarily due to the shares of common stock issued in the Combination.

   Revenues were $892.0 million for the year ended December 31, 1997 compared to $528.9 million for 1996, an increase of $363.1 million or 69 percent. Operating income was $217.5 million in 1997 compared to $107.6 million in 1996, an increase of $109.9 million or 102 percent.

   Revenues and operating income from Mobile Units increased significantly for the year ended December 31, 1997, compared to 1996. In the U.S. Gulf of Mexico, the increases resulted primarily from higher average dayrates and the inclusion during the third and fourth quarters of operations of a rig that operated in Other Western Hemisphere in 1996 and a newly upgraded rig that commenced operations in the third quarter of 1997. In Europe, the increases in revenues and operating income resulted primarily from the inclusion of the Transocean ASA results following the Combination. The decreases in revenues and operating income in Other Western Hemisphere were due to the relocation of one rig referred to above to the U.S. Gulf of Mexico in early 1997 for an upgrade and to commence operations, partially offset by operations added through the Combination. The increases in Other Eastern Hemisphere were due primarily to the results of a rig added through the Combination, higher average dayrates in 1997 and full utilization of two rigs that were stacked during a portion of 1996.

   Revenues from Drilling Services increased for the year ended December 31, 1997 compared to 1996, while operating income decreased during the same period. The increase in revenues resulted primarily from a higher number of turnkey wells completed during 1997 compared to 1996 and the inclusion of the Transocean ASA results following the Combination, partially offset by decreases in revenues and operating income from services provided in Qatar and Senegal during 1996 that were not performed in 1997. Operating losses increased in 1997 compared to the prior year primarily due to higher losses from turnkey drilling services, including an estimated loss on one well in progress in the U.S. Gulf of Mexico at the end of 1997. In January 1998, the Company announced that it was closing down the operations of its U.S. Gulf of Mexico turnkey drilling services.

   Depreciation and amortization expense increased by $56.4 million for the year ended December 31, 1997 compared to 1996. The increase was primarily due to additional depreciation on property and equipment acquired in the Combination and amortization of goodwill relating to the Combination.

   Corporate expenses increased $9.1 million, from $16.2 million in 1996 to $25.3 million in 1997 reflecting the increased costs to integrate and manage a larger organization. The corporate organization expanded to accommodate the overall growth of the Company as a result of the Combination and the increased activity in the industry.

   Other expense, net, increased to $10.2 million for the year ended December 31, 1997 compared to other income, net, of $14.0 million in 1996. Higher equity in earnings of joint ventures during 1997 resulted primarily from higher average dayrates on two rigs partially owned by the Company through Arcade Drilling. See Note 15 to the Company's consolidated financial statements. In addition, during 1997 the Company recognized lower interest income due to lower average cash balances and higher net interest expense as a result of increased debt relating to the Combination and the Public Debt Offering. See "--Liquidity and Capital Resources." Other expense in 1997 included $1.6 million in realized losses on foreign exchange derivative instruments, while 1996 included a $6.6 million pre-tax gain on the disposal of a jackup rig.

   Income tax expense increased by $21.7 million due primarily to higher pre-tax earnings for the year ended December 31, 1997 compared to 1996, partially offset by a decrease in earnings of foreign subsidiaries subject to tax. The Company's effective tax rate was lower in 1997 compared to 1996 due to an increase in the permanent reinvestment of earnings of certain foreign subsidiaries.

Market Outlook

   Fleet utilization continued at a high level in the fourth quarter of 1998, with a rate of 95 percent (98 percent, third quarter) fleetwide and 99 percent (99 percent, third quarter) for the Company's 20 fully owned and active floating drilling units. The fleetwide utilization decreased slightly, primarily due to the Transocean Jupiter being idle for the entire fourth quarter. Average dayrates during the fourth quarter of 1998 improved slightly from the third quarter, to $114,100 ($109,600, third quarter) fleetwide and $125,100 ($124,800, third quarter) for the Company's floaters, due primarily to the Transocean Nordic rolling over to a higher contract rate at the end of the third quarter and to the Transocean Marianas operating during the entire fourth quarter. The backlog of contracts in place for the Company's 21 fully owned and active floaters (including the Discoverer Enterprise, which is expected to be placed in service during the second quarter of 1999), with 80 percent of active fleet days committed through the end of 1999, is a result of the Company's strategy over the past two years of lengthening the average duration of contracts for its fleet.

   During the second quarter of 1998, demand for offshore drilling rigs began to decrease in response to substantial declines in oil prices that began in late 1997 and continued throughout 1998. As a result, rig utilization and dayrates have declined as oil and gas companies reduced the level of exploration and development activity in line with reduced price expectations. The decline has been most pronounced in the market for jackups and less capable floaters, but has also had an impact on the market for deepwater and high-specification floaters. Dayrates and utilization for these units have decreased from peak levels experienced through the first half of 1998.

   The Company believes that further decreases in current oil and gas prices, or extended periods at current price levels, will further depress the level of exploration and development activity and result in a corresponding decline in demand for its services. A number of oil and gas companies have announced reductions in capital spending for exploration and development; others have completed or announced consolidation transactions that have or are likely to continue to result in such reductions. These reductions adversely affect the demand for the Company's services.

   Rig availability has increased as a result of expiring contracts and construction by drilling contractors of new rigs that are capable of competing with the Company's deepwater and harsh-environment rigs. Although most of these new rigs are being built pursuant to long-term contract commitments, there can be no assurance that such contracts will not be cancelled or terminated, that the operators of the new rigs will not seek to "farm-out" such rigs, or that upon the expiration of such contracts and the contracts for the Company's rigs, the then-current market conditions will be favorable.

   The Company anticipates that dayrates for its 12 fully-owned drilling units becoming available due to contract expirations in 1999 will be adversely affected by this market weakness. Depending on market conditions at the time the units become available, the Company may be required to stack some of these units during 1999. In addition to the loss of revenues associated with stacking rigs, the Company may be required to incur additional expenses associated with severance and related payments to rig operating personnel. As of March 1, 1999, one of the Company's jackups and one second-generation semisubmersible were stacked with no contract.

Other Factors Affecting Operating Results

   The Company depends on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. This level of activity is significantly affected by oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors. Oil and gas prices are extremely volatile and are affected by numerous factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries (commonly called "OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, the policies of the various governments regarding exploration and development of their oil and gas reserves, advances in exploration and development technology and the political environment of oil-producing regions.

   The offshore contract drilling industry is highly competitive with numerous industry participants, none of which has a dominant market share. Some of the Company's competitors may have greater resources than the Company. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment may also be considered.

   The Company's industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of low demand, excess rig supply and low dayrates. The industry is currently in a period of low demand, and the Company is unable to predict when the market will change. In addition, rig availability has increased as a result of contract expirations and construction by other drilling contractors of new rigs that are capable of competing with the Company's deepwater and harsh environment rigs. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time.

   Many of the Company's term drilling contracts may be terminated if the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In reaction to depressed market conditions, the Company's customers may also seek renegotiation of firm drilling contracts to reduce their obligations. The Company's expectation, however, is that its customers will honor their contract commitments.

   The Company requires highly-skilled personnel to operate and provide technical services and support for its drilling units. During the industry downturn in the mid- to late-1980s and early- to mid-1990s, the industry's ability and need to recruit and train new personnel were severely curtailed. The increased worldwide demand for offshore drilling services experienced in 1996 and 1997 created a shortage of qualified personnel. Although the shortage has lessened somewhat due to the declining demand for offshore drilling services that began in 1998, this shortage may become more acute over the next several years as a number of new drilling units are expected to become operational. The Company is continuing its recruitment and training programs as required to meet its anticipated personnel needs.

   As of March 1, 1999, the Company had three new rigs in shipyards under construction. In 1998, the Company completed one conversion project. Construction projects are subject to the risks of delay or cost overruns inherent in large construction projects, including shipyard availability, shortages of materials or skilled labor, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and difficulty in obtaining necessary equipment or the requisite permits or approvals. Because of the large backlog of orders for new drilling rigs, shipyards continue to experience some difficulty in hiring qualified workers and in procuring materials, despite the decline in demand for drilling services that began in 1998. Shipyards and suppliers continue to operate at or near capacity, resulting in the delay of ordered materials and equipment. These factors may contribute to cost variations and delays in the delivery of the Company's drilling units under construction. Delays in delivery of these units will result in delays in contract commencements, resulting in a loss of revenue to the Company.

   The Company has derived a majority of its revenues from its foreign operations in each of the past three years. The Company cannot predict whether foreign operations will increase or decrease as a percentage of its revenues in future periods.

   The Company's foreign operations are subject to certain political and other uncertainties not encountered in domestic operations, including risks of war and civil disturbances (or other events that disrupt markets), expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with foreign sovereignty over certain areas in which operations are conducted. The Company is protected to a substantial extent against capital loss (but generally not loss of revenue) from most of such risks through insurance, indemnity provisions in its drilling contracts, or both. The necessity of insurance coverage for risks associated with political unrest, expropriation and environmental remediation for operating areas not covered under the Company's existing insurance policies is evaluated on an individual contract basis. As of March 1, 1999, all areas in which the Company is operating are covered by existing insurance policies.

   The Company's operations are also subject to extensive regulation by foreign governments. Many foreign governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect the Company's ability to compete. The Company expects to continue to structure its operations through appropriate means in order to remain competitive in the international markets.

   Another risk inherent in foreign operations is the possibility of currency exchange losses where revenues are received and expenses are paid in currencies other than United States dollars. The Company may also incur losses as a result of an inability to collect dollar revenues because of a shortage of convertible currency available to the foreign country. The Company seeks to limit these risks by structuring contracts such that compensation is made in United States dollars or freely convertible foreign currencies and, to the extent possible, by limiting acceptance of blocked currencies to amounts which match its expense requirements in local currency. See "--Liquidity and Capital Resources."

   On a worldwide basis, the Company had approximately 30 percent of its employees working under collective bargaining agreements at December 31, 1998. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 1999. The majority of these employees are represented by five Norwegian unions, each of which participates in one or several nationwide agreements concerning salary and other specific terms and conditions. These nationwide agreements are established as a result of bi-annual negotiations between the various employers' nationwide associations and the respective employees' unions.

   The general rate of inflation in the United States and the majority of the foreign countries in which the Company operates has been moderate over the past several years and has not had a material impact on the Company's results of operations. The increase in the demand for offshore drilling rigs experienced in 1996 and 1997 led to higher labor, transportation and other operating expenses as a result of an increased need for qualified personnel and services. Because of the decline in demand for offshore drilling services commencing in 1998, the Company expects that inflationary pressures on these expenses will decrease.

Liquidity and Capital Resources

 Sources and Uses of Cash

   Cash flows provided by operations were $469.7 million for the year ended December 31, 1998, compared to $163.6 million for 1997, an increase of $306.1 million. The increase in cash provided by operations was primarily due to higher cash flows from net income during the year ended December 31, 1998 and increases provided by net working capital components.

   Cash flows used in investing activities increased $240.7 million from $305.4 million for the year ended December 31, 1997 to $546.1 million in 1998. The increase in cash used in investing activities resulted primarily from an increase in capital expenditures relating to rig construction and upgrade projects, partially offset by proceeds from disposal of assets. In addition, during 1997, the Company received $99.6 million in net proceeds from the divestiture of certain non-core drilling services activities and assets (net of $5.9 million cash divested) compared to $10 million in 1998.

   Cash flows provided by financing activities decreased $80.3 million from $171.9 million in the year ended December 31, 1997 to $91.6 million in 1998. During 1998, the Company increased its net borrowings under its revolving credit facility. During 1997, the Company increased its borrowings through the $300 million Public Debt Offering and the Project Financing Agreement (both of which are defined below). This was partially offset by repayments of amounts borrowed under the Credit Agreement (which is defined below) and from cash used to repurchase 3,784,000 shares of the Company's common stock.

 Capital Expenditures

   The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $573 million during the year ended December 31, 1998 and are expected to be approximately $520 million in 1999, including amounts that will be spent on the construction of the deepwater drillships the Discoverer Enterprise, the Discoverer Spirit and the Discoverer Deep Seas.

   The following table summarizes actual and projected expenditures (including capitalized interest) for the Company's major construction and conversion projects.

                                   Transocean Discoverer Discoverer Discoverer
                                    Marianas  Enterprise   Spirit   Deep Seas
                                   ---------- ---------- ---------- ----------
                                           (Expenditures in millions)
     Cumulative at December 31,
      1997........................    $174       $148       $ --       $ --
     Actual for the year ended
      December 31, 1998...........     106        154        124        106
                                      ----       ----       ----       ----
     Cumulative at December 31,
      1998........................     280        302        124        106
     Projected--1999..............      --         80        200        170
     Projected--2000..............      --         --         10         60
                                      ----       ----       ----       ----
     Projected Total Costs........    $280       $382       $334       $336
                                      ====       ====       ====       ====

   The amounts shown for the Discoverer Enterprise include certain costs not expected to be incurred in connection with the construction of the Discoverer Spirit and the Discoverer Deep Seas, including: engineering design costs that will not be repeated because the Discoverer Spirit and the Discoverer Deep Seas are the same design as the Discoverer Enterprise; lifting and other construction costs that will be contracted on a lump sum basis rather than time and materials; and incremental capitalized interest and administrative costs attributable to project delays, some of which were due to weather and other factors beyond the control of the Company. The Discoverer Enterprise is expected to be completed during the second quarter of 1999; the Discoverer Spirit and the Discoverer Deep Seas are expected to be completed in the first and third quarters of 2000, respectively.

   As with any major construction project that takes place over an extended period of time, the actual costs, the timing of expenditures, and the project completion date may vary from estimates based on numerous factors, including modification of the design, actual terms of awarded contracts, weather, exchange rates, shipyard labor conditions and the market demand for components and resources required for drilling unit construction. See "--Other Factors Affecting Operating Results." The Company intends to fund the cash requirements relating to these capital commitments through available cash balances, borrowings under the Credit Agreement referred to below and other commercial bank or capital market financings, including potential public offerings under the Company's shelf registration statement (discussed below) and, in the case of the Discoverer Enterprise, financing under the Project Financing Agreement referred to below.

 Debt

   Project Financing Agreement--In connection with the on-going construction of the Discoverer Enterprise and completed upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc., entered into a project financing agreement effective December 27, 1996 with a group of banks led by ABN AMRO Bank, N.V., as agent ("Project Financing Agreement"). Approximately $323 million is available for drawdowns during the construction period in two tranches. The first tranche of approximately $62.9 million is to be repaid upon completion of construction and acceptance of the two rigs by Amoco Production Company ("Amoco"). It bears an interest rate of LIBOR plus
0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $62.9 million through borrowings under the Revolving Credit Facility. The second tranche of approximately $259.9 million (of which $124.1 million in borrowings were outstanding as of December 31, 1998) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two rigs by Amoco. The term financing, which is to be paid out of cash flows from the two rigs, matures over a period of five years. Amoco has contracted the Transocean Amirante for a period of up to five years and the Discoverer Enterprise for a period of five years following their respective acceptance dates. The Company expects the term financing to consist of borrowings under a lease securitization facility provided by the agent at a floating interest rate (which has been converted to a fixed rate by the interest rate swaps transaction described below) plus a margin of 0.36 percent for amounts fully amortized by cash flows from the Amoco contracts and a margin of 0.62 percent for the remaining amounts, if any.

   The Project Financing Agreement originally required acceptance of the two drilling units by Amoco, repayment of the first tranche and conversion of the second tranche to term financing no later than December 31, 1998. Although the Transocean Amirante was accepted by Amoco and commenced operations in July 1997, the Discoverer Enterprise is not expected to be completed until the second quarter of 1999 due to construction delays. As a result, during December 1998, Transocean Enterprise Inc. amended the Project Financing Agreement to extend the outside date for acceptance of the Discoverer Enterprise, repayment of the first tranche and conversion of the second tranche to term financing from December 31, 1998 to August 31, 1999.

   During the third quarter of 1998, Transocean Enterprise Inc. amended the terms of its two interest rate swap transactions, which effectively lock in a fixed interest rate for the term financing under the Project Financing Agreement, to adjust the payment schedule for the anticipated construction delays. In connection with the amendment, the fixed rate Transocean Enterprise Inc. will pay increased from an average of 6.4 percent to 6.545 percent. The estimated variable interest rates Transocean Enterprise Inc. will receive in the swap transactions has decreased from December 31, 1997 to December 31, 1998. The net unrealized loss on the interest rate swaps is $9.3 million as of December 31, 1998. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

   Credit Agreement--In connection with the 1996 combination with Transocean ASA, the Company entered into a credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Credit Agreement"). The Credit Agreement, as subsequently amended, provides for borrowing by the Company under a revolving credit facility in the amount of $540 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at December 31, 1998) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants, including an interest coverage ratio, which could limit the Company's ability to pay dividends in the future. The Credit Agreement has a maturity date of July 2002.

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

   Notes Payable--In February 1994, the Company issued $30 million aggregate principal amount of unsecured 6.90% notes due February 15, 2004 in a private placement. The note purchase agreement underlying the notes requires compliance with various restrictive covenants substantially the same as those under the Credit Agreement including an interest coverage ratio that could limit the Company's ability to pay dividends in the future. In September 1996, the note purchase agreement was amended to conform the covenant section generally to the terms in the Credit Agreement discussed previously. In December 1997, the note purchase agreement was amended to remove the restrictions on repurchase of capital stock and the covenant regarding maintenance of a minimum consolidated net worth.

   Letters of Credit--The Company had letters of credit outstanding at December 31, 1998 totaling $36.7 million, including $29.3 million relating to the legal dispute with Kvaerner Installasjon a.s. See Note 11 to the Company's consolidated financial statements. The remaining $7.4 million guarantees various insurance and contract bidding activities.

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

 Authorized Stock Repurchase

   In May 1997, the Company's Board of Directors authorized the repurchase of up to $200 million worth of shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. After purchases made during 1997, approximately $105 million remains available under this authority. The Board of Directors, from time to time, reviews the possibility of repurchasing common stock in light of prevailing stock prices and the financial position of the Company.

 Derivative Instruments

   The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the criteria for hedge accounting.

   Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 1998, the Company did not have any foreign exchange derivative instruments not qualifying as hedges.

   The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At December 31, 1998, the net unrealized loss on open interest rate swaps was $9.3 million. See "--Liquidity and Capital Resources--Debt--Project Financing Agreement."

 Acquisitions

   The Company, from time to time, reviews possible acquisitions of businesses and drilling units, and may in the future make significant capital commitments for such purposes. Any such acquisition could involve the payment by the Company of a substantial amount of cash and the issuance of a substantial number of shares of common stock. The Company would expect to fund the cash portion of any such acquisition through cash balances on hand, the incurrence of additional debt, sales of assets or common stock, or a combination thereof.

 Proceeds from Termination of Drilling Contract

   In December 1998, the Company and the operators of the Terra Nova field, located offshore Newfoundland, Canada, agreed to terminate their two-year drilling contract for the Transocean Explorer. In connection with the termination, the Company received a cash settlement of $40 million. The net proceeds were used to repay debt.

 Termination of Cash Flow Sharing Agreement

   The Company and Global Marine were parties to an agreement pursuant to which the Company participated in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participated in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. In April 1997, Global Marine initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement. In March 1998, the Company reached an agreement with Global Marine that terminated the cash flow sharing agreement, effective February 1, 1998, with certain continuing rights if any of the rigs are sold within three years, and settled all disputed matters. Under the terms of this agreement, the Company received $29.8 million in cash to settle outstanding accounts receivable and to terminate the cash flow sharing agreement, resulting in a pre-tax gain of $21.3 million ($13.8 million after tax or $0.14 per share, diluted). The net proceeds were used to repay debt.

 Asset Divestitures

   In August 1998, the Company sold certain non-core assets within its Drilling Services business segment to a subsidiary of Dailey International Inc. for $10.0 million in cash, resulting in a pre-tax gain of approximately $8.1 million ($5.3 million after tax or $0.05 per share, diluted). In addition, the Company sold surplus drilling components for $6.6 million in proceeds, resulting in a non-recurring pre-tax gain of approximately $5.0 million ($3.2 million after tax or $0.03 per share, diluted). The net proceeds were used to repay debt.

   In May 1997, the Company divested certain non-core activities and associated assets within its Drilling Services business segment originally acquired in the Combination by selling the shares of a new corporate entity, Procon Offshore ASA, to investors in Norway. The net proceeds from the sale were approximately $106 million, goodwill was reduced by approximately $69 million and no gain or loss was recognized on the sale.

 Sources of Liquidity

   The Company believes that its cash and cash equivalents, cash generated from operations, borrowings available under its Credit Agreement and Project Financing Agreement, and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments and capital expenditures for new rig construction and upgrade projects.

New Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a material effect on the results of operations or the financial position of the Company.

   In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998. The Company will adopt this standard in the first quarter of 1999. Its adoption is not expected to have a material effect on the results of operations or the financial position of the Company.

Proposed Corporate Reorganization

   On March 11, 1999, the Company's board of directors approved a corporate reorganization that will result in the Company becoming a Cayman Islands corporation ("Transocean-Cayman") rather than a Delaware corporation. The Company believes the reorganization will give it greater flexibility in seeking to lower its worldwide effective tax rate and improve worldwide cash management. In addition, the Company anticipates that the reorganization may increase its access to international capital markets, broaden its investor base by making its securities more attractive to non-U.S. investors and give it greater flexibility in structuring foreign joint ventures and acquisition opportunities. In the reorganization, each share of the Company's common stock will be converted into one ordinary share of Transocean-Cayman. The Company expects the shares of Transocean-Cayman to be listed on the New York Stock Exchange under "RIG," the same symbol under which the Company's common stock is currently listed. The proposed reorganization is subject to certain conditions to closing, including approval by the Company's stockholders. Following the reorganization, the name of Transocean-Cayman will be "Transocean Offshore Inc."

Year 2000 Issue

   The Company has instituted a plan to address the Year 2000 issue for its computer systems, microprocessors, operational and control systems and other significant computer-based devices and applications. It is possible that certain of these systems will not be able to process dates beginning in the year 2000, as many such systems are based on storing two digits to identify a particular year rather than a full four digits and are not designed to take into account the start of a new century. In addition, like every other business enterprise, the Company is at risk from year 2000 failures on the part of its major business counterparts, including suppliers and service providers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications.

   The Company's Year 2000 plan focuses on Year 2000 compliance in two distinct areas--(i) rig-based operational systems and control devices and (ii) all other business, financial and engineering systems, including third-party systems upon which the Company may rely. The Company's efforts are directed towards areas that are reasonably within its control. The plan is being implemented under the direction of senior management by the Company's information systems and technology personnel and operations personnel with appropriate expertise. The five phases of the Company's plan--inventory, assessment, remediation, testing and certification, and contingency planning-- are in varying stages of completion, and ultimate completion of the plan is expected by October 31, 1999.

   Inventory--The Company conducted a survey of computer systems, computer-controlled equipment, control systems, and electronic devices, including equipment with embedded microprocessors, onboard each rig to identify those systems and devices to be reviewed for Year 2000 compliance. With respect to business, financial and engineering systems, the Company surveyed all of its internal hardware and software systems worldwide. Key third-party businesses whose year 2000 failures would most significantly impact the Company were identified. The inventory phase is substantially complete.

   Assessment--Once each at-risk system or device is identified, users are asked to assess how critical the system or device is to the safety and operations of the Company. For rig-based systems, the Company has requested letters of compliance from its third-party vendors and suppliers for all at-risk items identified in the survey and, in addition, is conducting its own tests where possible to verify compliance. The assessment phase for rig-based systems, applications and devices is more than 75 percent complete. With respect to business, financial and engineering systems, letters of compliance are being sought from all vendors of standard systems, and the Company plans to conduct tests of selected systems to provide an enhanced degree of confidence for Year 2000 compliance. The assessment phase for these systems is approximately 95 percent complete. The Company's assessment phase is expected to be completed by mid-1999.

   Remediation--Critical systems and devices identified by the survey that are likely to be affected by the Year 2000 issue are in the process of being modified or replaced. A number of these systems and devices had already been identified for renewal or replacement in connection with the Company's ongoing maintenance programs. In some cases, systems or equipment may be covered by warranties, while other vendors are providing software upgrades at minimal costs. The Company believes its Year 2000 compliance plan has adequately identified and addressed Year 2000 issues with respect to critical operational and safety systems and devices. With respect to business, financial and engineering systems, replacement or modification of known non-compliant systems has commenced. The remediation phase is approximately 50 percent complete with respect to rig-based systems, applications and devices and is more than 50 percent complete with respect to business, financial and engineering systems. The Company's remediation phase is expected to be completed by October 31, 1999.

   Testing and Certification--The testing and certification phase includes establishing a test environment, performing systems testing (with third parties if necessary) and certifying the results. The certification process entails having experienced personnel review test results, computer screens and printouts against pre-established criteria to ensure system or device compliance. In the case of program logic chips, access to internal programs is frequently not possible; however, a review of program diagrams is completed to determine if any date or time dependency exists. All internal systems and devices identified as critical operational and safety systems and devices, along with critical business hardware and software systems will be tested. With respect to rig-based systems, the Company has instituted an ongoing compliance procedure that starts with the results of the initial survey followed by analysis, vendor participation, corrective action, testing and continuous reappraisal. Testing and certification is currently underway and is expected to continue throughout 1999. The Company has initiated written and telephonic communications with key third-party businesses as well as public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Year 2000 compliance.

   Contingency Planning--The Company is in the process of evaluating where specific contingency plans may be required in the event of Year 2000-related disruptions. The Company's rig-based operations manuals include documented policies and procedures in the event of an emergency or equipment failure. Additional consideration will be given to the effect of significant Year 2000 disruptions with direct suppliers of materials and supplies needed for ongoing rig operations.

   The Company believes that the reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business and operations processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting its business operations as a whole. The Company's drilling units are composed of many stand-alone systems provided by a wide diversity of manufacturers. As such, the Company believes the risk of a failure that would affect the functionality or safety of the fleet is minimal, and the Company does not believe that the Year 2000 issue will have a significant effect on the operations of its drilling units.

   The Company's contingency planning efforts are being designed to identify systems or other aspects of its business or that of its suppliers that it believes would be most likely to experience Year 2000 problems, as well as those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of materials or data. Because there is uncertainty as to which activities may be affected and the exact nature of the problems that may arise, the contingency planning efforts will focus on minimizing the scope and duration of any disruptions by having sufficient personnel and other resources in place to permit a flexible response to specific problems as they may arise. The Company estimates that its contingency plans will be in place by October 31, 1999.

   Costs--The Company has incurred approximately $0.6 million through December 31, 1998 and expects additional expenditures of approximately $3 million to complete implementation of its Year 2000 plan.

   Although the Company's failure to implement fully its Year 2000 compliance plan or the occurrence of an unexpected Year 2000 problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition, based upon the work performed to date and the anticipated completion of the plan during October 1999, the Company does not believe that such matters will have a material adverse effect. During 1999, the Company will continue and expand its efforts to address potential disruptions in areas where the Company's operations rely on third parties. In addition, the Company's international operations may be adversely affected by failures of businesses in other parts of the world to take adequate steps to address the Year 2000 problem. While such failures could affect the operations of the Company, either directly or indirectly, in a significant manner, the Company cannot estimate either the likelihood or the potential cost of such failures.

   The nature and focus of the Company's efforts to address the Year 2000 problem may be revised periodically as interim goals are achieved or new issues are identified.

Forward-Looking Information

   The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements involving expected capital expenditures, the timing and cost of completion of capital projects, the Company's plans and expectations with regard to Year 2000 issues and the Company's expectations with regard to market outlook. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, uncertainties relating to the level of activity in offshore oil and gas exploration, development and production (particularly in deepwater and harsh-environment regions), exploration success by producers, oil and gas prices, work stoppages by Spanish shipyard workers, competition and market conditions in the contract drilling industry, delays or cost overruns on construction projects, the ability to enter into and the terms of future contracts, risks inherent in turnkey contracts, the availability of qualified personnel, the outcome of annual wage negotiations with unions representing certain Norwegian offshore workers, operating hazards, political and other uncertainties inherent in foreign operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies, the success of the Company in implementing its Year 2000 compliance plan, the failure of financial and other service providers to be Year 2000 compliant on a timely basis and other factors discussed in this annual report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations and interest rate swaps. The tables below provide information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates as of December 31, 1998 and 1997. For debt obligations, the tables present expected cash flows and related weighted-average interest rates expected by maturity dates. Weighted-average variable rates are based on estimated LIBOR and commercial paper rates as of December 31, 1998 and 1997, as applicable, plus applicable margins. The fair value of fixed rate debt is based on the estimated yield to maturity for each debt issue as of December 31, 1998 and 1997, as applicable.

   As of December 31, 1998:

                                           Expected Maturity Date
                         --------------------------------------------------------------------  Fair Value
                          1999       2000     2001     2002     2003    Thereafter    Total     12/31/98
                         -------    -------  -------  -------  -------  ----------   --------  ----------
                               (In millions, except interest rate percentages)
Long-term debt
 Fixed Rate............. $   4.8    $   4.8  $   4.8  $   4.8  $   4.8   $ 302.3(b)  $  326.3    $344.3
   Average interest
    rate................     6.9%       6.9%     6.9%     6.9%     6.9%      7.8%         7.7%
 Variable Rate.......... $  13.9(a) $  28.5  $  23.0  $ 405.1  $  23.9   $  12.6     $  507.0    $507.0
   Average interest
    rate................     5.3%       5.3%     5.3%     5.3%     5.3%      5.3%         5.3%
--------
(a) Assumes $62.9 million in scheduled maturities are funded with other variable rate debt with a maturity of 2002.
(b) Includes $0.8 million of unaccreted discount to be paid at maturity.

   As of December 31, 1997:

                                           Expected Maturity Date
                         --------------------------------------------------------------------  Fair Value
                          1998       1999     2000     2001     2002    Thereafter    Total     12/31/97
                         -------    -------  -------  -------  -------  ----------   --------  ----------
                               (In millions, except interest rate percentages)
Long-term debt
 Fixed Rate............. $   4.8    $   4.8  $   4.8  $   4.8  $   4.8   $ 307.3(b)  $  331.3    $371.5
   Average interest
    rate................     6.9%       6.9%     6.9%     6.9%     6.9%      7.8%         7.7%
 Variable Rate.......... $    --(a) $  26.0  $  26.0  $  26.0  $ 298.4   $  26.2     $  402.6    $402.6
   Average interest
    rate................      --        6.0%     6.0%     6.0%     6.2%      6.0%         6.2%
--------
(a) Assumes $66 million in scheduled maturities are funded with other variable rate debt with a maturity of 2002.
(b) Includes $0.8 million of unaccreted discount to be paid at maturity.

   For interest rate swaps, the tables below present notional amounts and weighted-average interest rates by contractual maturity dates as of December
31, 1998 and 1997. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. The average receive rate under the interest rate swaps is based on estimated commercial paper rates. The fair value of the interest rate swaps is based on the market value of similar swap arrangements as of December 31, 1998 and 1997, as applicable.

   As of December 31, 1998:

                                           Expected Maturity Date
                         --------------------------------------------------------------------  Fair Value
                          1999       2000     2001     2002     2003    Thereafter    Total     12/31/98
                         -------    -------  -------  -------  -------  ----------   --------  ----------
                               (In millions, except interest rate percentages)
Interest Rate Swaps
 Pay fixed/receive
  variable.............. $36.1      $64.7    $51.6    $47.0    $50.2     $21.9       $271.5      $ (9.3)
   Average pay rate.....   6.545%     6.545%   6.545%   6.545%   6.545%    6.545%       6.545%
   Average receive
    rate................   4.9%       4.9%     4.9%     4.9%     4.9%      4.9%         4.9%

   As of December 31, 1997:

                                     Expected Maturity Date
                         ----------------------------------------------------  Fair Value
                         1998   1999   2000   2001   2002   Thereafter Total    12/31/97
                         -----  -----  -----  -----  -----  ---------- ------  ----------
                         (In millions, except interest rate percentages)
Interest Rate Swaps
 Pay fixed/receive
  variable.............. $15.1  $59.4  $58.7  $47.2  $50.6    $40.2    $271.2    $(3.5)
   Average pay rate.....   6.4%   6.4%   6.4%   6.4%   6.4%     6.4%      6.4%
   Average receive
    rate................   5.7%   5.7%   5.7%   5.7%   5.7%     5.7%      5.7%

Foreign Exchange Risk

   The Company operates internationally, resulting in exposure to foreign exchange risk. The Company uses a variety of techniques to minimize the exposure to foreign exchange risk, including customer contract terms and the use of foreign exchange derivative instruments or spot purchases. The Company does not enter into derivative transactions for speculative purposes. At December 31, 1998 the Company had no material open foreign exchange contracts.

ITEM 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
 Transocean Offshore Inc.

   We have audited the accompanying consolidated balance sheets of Transocean Offshore Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Offshore Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                           /s/ Ernst & Young LLP

Houston, Texas
January 26, 1999

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,
                                                ------------------------------
                                                   1998       1997      1996
                                                ----------  --------  --------
                                                 (In thousands, except per
                                                        share data)
Operating Revenues............................. $1,089,612  $891,962  $528,903
                                                ----------  --------  --------
Costs and Expenses
  Operating and maintenance....................    484,439   547,416   359,304
  Depreciation and amortization................    116,867   103,017    46,587
  General and administrative...................     28,034    24,053    15,398
                                                ----------  --------  --------
                                                   629,340   674,486   421,289
                                                ----------  --------  --------
Operating Income...............................    460,272   217,476   107,614
                                                ----------  --------  --------
Other Income (Expense), Net
  Equity in earnings of joint ventures.........     11,677    10,196     5,168
  Interest income..............................      3,451     1,854     6,228
  Interest expense, net of amounts
   capitalized.................................    (23,892)  (22,853)   (7,220)
  Gain on termination of cash flow sharing
   agreement...................................     21,290        --        --
  Other, net...................................     14,348       572     9,862
                                                ----------  --------  --------
                                                    26,874   (10,231)   14,038
                                                ----------  --------  --------
Income Before Income Taxes.....................    487,146   207,245   121,652

Income Taxes...................................    143,730    65,312    43,607
                                                ----------  --------  --------
Net Income..................................... $  343,416  $141,933  $ 78,045
                                                ==========  ========  ========
Earnings Per Share
  Basic........................................ $     3.43  $   1.40  $   1.09
                                                ----------  --------  --------
  Diluted...................................... $     3.41  $   1.38  $   1.07
                                                ----------  --------  --------
Weighted-average Shares Outstanding
  Basic........................................    100,083   101,234    71,678
  Diluted......................................    100,848   102,784    73,119

Dividends Paid Per Share....................... $     0.12  $   0.12  $   0.12
                                                ==========  ========  ========


                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        ----------------------
                                                           1998        1997
                        ASSETS                          ----------  ----------
                                                           (In thousands,
                                                         except share data)
Cash and Cash Equivalents.............................. $   69,453  $   54,225
Accounts Receivable
  Trade................................................    197,400     175,486
  Other................................................     20,094      24,230
Deferred Income Taxes..................................         --       4,418
Materials and Supplies.................................     33,928      30,917
Prepayments............................................      9,596       9,389
Costs Incurred on Drilling Services Projects in
 Progress..............................................     31,161       8,425
                                                        ----------  ----------
    Total Current Assets...............................    361,632     307,090
                                                        ----------  ----------
Property and Equipment.................................  2,659,020   2,113,462
Less Accumulated Depreciation..........................    530,949     445,488
                                                        ----------  ----------
  Property and Equipment, net..........................  2,128,071   1,667,974
                                                        ----------  ----------
Goodwill, net..........................................    675,243     693,154
Investments in and Advances to Joint Ventures..........     55,544      45,869
Other Assets...........................................     30,453      41,001
                                                        ----------  ----------
    Total Assets....................................... $3,250,943  $2,755,088
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable....................................... $   40,939  $   62,997
Accrued Income Taxes...................................     58,711      47,002
Current Portion of Long-Term Debt......................     18,672       4,812
Deferred Income Taxes..................................      1,420          --
Other Current Liabilities..............................     72,679      70,381
                                                        ----------  ----------
    Total Current Liabilities..........................    192,421     185,192
                                                        ----------  ----------
Long-Term Debt.........................................    813,953     728,282
Deferred Income Taxes..................................    229,979     171,306
Other Long-Term Liabilities............................     35,947      49,130
                                                        ----------  ----------
    Total Long-Term Liabilities........................  1,079,879     948,718
                                                        ----------  ----------
Commitments and Contingencies
Preferred Stock, $0.10 par value; 50,000,000 shares
 authorized, none issued and outstanding...............         --          --
Common Stock, $0.01 par value; 150,000,000 shares
 authorized, 104,335,127 shares issued, including
 shares in treasury, and 100,551,127 shares outstanding
 at December 31, 1998 and 103,700,638 shares issued,
 including shares in treasury, and 99,916,638 shares
 outstanding at December 31, 1997......................      1,043       1,037
Less Common Stock in Treasury, at cost; 3,784,000
 shares at December 31, 1998 and 1997..................   (144,297)   (144,297)
Additional Paid-in Capital.............................  1,535,201   1,509,110
Retained Earnings......................................    586,696     255,328
                                                        ----------  ----------
    Total Stockholders' Equity.........................  1,978,643   1,621,178
                                                        ----------  ----------
    Total Liabilities and Stockholders' Equity......... $3,250,943  $2,755,088
                                                        ==========  ==========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Common Stock    Treasury Stock    Additional                Total
                         --------------- -----------------   Paid-in    Retained  Stockholders'
                         Shares   Amount Shares   Amount     Capital    Earnings     Equity
                         -------  ------ ------  ---------  ----------  --------  -------------
                                       (In thousands, except per share data)
Balance at December 31,
 1995...................  56,830  $  284     --  $      --  $  307,093  $ 56,196   $  363,573
  Net income............      --      --     --         --          --    78,045       78,045
  Exercise of stock
   options..............     362       2     --         --       3,479        --        3,481
  Restricted stock
   grants, net of
   forfeitures..........      56      --     --         --         491        --          491
  Reverse unrealized
   gain on marketable
   security sold during
   the period...........      --      --     --         --        (570)       --         (570)
  Stock issued for
   Combination, net.....  45,842     229     --         --   1,191,958        --    1,192,187
  Purchase and
   cancellation of
   common stock.........     (44)     --     --         --      (1,292)       --       (1,292)
  Cash dividends ($0.12
   per share)...........      --      --     --         --          --    (8,206)      (8,206)
                         -------  ------ ------  ---------  ----------  --------   ----------
Balance at December 31,
 1996................... 103,046     515     --         --   1,501,159   126,035    1,627,709
                         -------  ------ ------  ---------  ----------  --------   ----------
  Net income............      --      --     --         --          --   141,933      141,933
  Exercise of stock
   options..............     617       4     --         --       7,177        --        7,181
  Restricted stock
   grants, net of
   forfeitures..........      38      --     --         --         774        --          774
  Stock split...........      --     518     --         --          --      (518)          --
  Treasury shares
   purchased............      --      -- (3,784)  (144,297)         --        --     (144,297)
  Cash dividends ($0.12
   per share)...........      --      --     --         --          --   (12,122)     (12,122)
                         -------  ------ ------  ---------  ----------  --------   ----------
Balance at December 31,
 1997................... 103,701   1,037 (3,784)  (144,297)  1,509,110   255,328    1,621,178
                         -------  ------ ------  ---------  ----------  --------   ----------
  Net income............      --      --     --         --          --   343,416      343,416
  Exercise of stock
   options..............     607       6     --         --       6,672        --        6,678
  Restricted stock
   grants, net of
   forfeitures..........      27      --     --         --       1,069        --        1,069
  Tax benefit from
   exercise of stock
   options..............      --      --     --         --      18,350        --       18,350
  Cash dividends ($0.12
   per share)...........      --      --     --         --          --   (12,048)     (12,048)
                         -------  ------ ------  ---------  ----------  --------   ----------
Balance at December 31,
 1998................... 104,335  $1,043 (3,784) $(144,297) $1,535,201  $586,696   $1,978,643
                         =======  ====== ======  =========  ==========  ========   ==========


                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (In thousands)
Cash Flows from Operating Activities
  Net income..................................... $343,416  $141,933  $ 78,045
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization................  116,867   103,017    46,587
    Deferred income taxes........................   64,511    24,215     6,528
    Equity in earnings of joint ventures.........  (11,677)  (10,196)   (5,168)
    Gain on disposal of assets...................  (13,521)   (1,506)   (8,441)
    Deferred income, net.........................   (9,421)    9,750     2,136
    Deferred expenses, net.......................    5,386   (12,986)    1,160
    Other, net...................................    6,886    (5,814)     (408)
  Changes in operating assets and liabilities,
   net of effects from Combination with
   Transocean ASA and divestiture
    Accounts receivable..........................  (19,198)  (68,489)  (15,477)
    Accounts payable.............................  (20,326)    9,021    16,045
    Income taxes receivable/payable, net.........   30,058   (10,616)    3,366
    Other current assets.........................  (26,330)   (7,022)     (419)
    Other current liabilities....................    3,081    (7,743)    1,567
                                                  --------  --------  --------
  Net cash provided by operating activities......  469,732   163,564   125,521
                                                  --------  --------  --------
Cash Flows from Investing Activities
  Capital expenditures........................... (573,331) (406,466) (212,959)
  Proceeds from disposal of assets, net..........   13,354     3,728    12,964
  Divestiture of non-core drilling services
   activities and assets, net....................   10,000    99,595        --
  Joint ventures and other investments...........    3,891    (1,499)    3,210
  Combination with Transocean ASA................       --      (756) (305,548)
  Cash acquired in Transocean ASA Combination,
   net...........................................       --        --    48,752
                                                  --------  --------  --------
  Net cash used in investing activities.......... (546,086) (305,398) (453,581)
                                                  --------  --------  --------
Cash Flows from Financing Activities
  Net borrowings on revolving credit facility....  113,600    12,639   193,761
  Exercise of stock options......................    6,678     7,181     3,481
  Dividends paid.................................  (12,048)  (12,122)   (8,206)
  Proceeds from (repayments on) project financing
   agreement.....................................   (9,220)  196,210        --
  Repayment of notes payable.....................   (4,616)       --        --
  Proceeds from (repayments on) term loan
   facility......................................       --  (193,250)  200,000
  Repayment of debt assumed in Transocean ASA
   Combination...................................       --        --  (139,307)
  Proceeds of public debt offering, net..........       --   299,216        --
  Treasury shares purchased......................       --  (144,297)       --
  Financing costs................................       --    (5,287)   (8,789)
  Sale of note receivable........................       --    11,000        --
  Other, net.....................................   (2,812)      615    (1,698)
                                                  --------  --------  --------
  Net cash provided by financing activities......   91,582   171,905   239,242
                                                  --------  --------  --------
Net Increase (Decrease) in Cash and Cash
 Equivalents.....................................   15,228    30,071   (88,818)
                                                  --------  --------  --------
Cash and Cash Equivalents at Beginning of
 Period..........................................   54,225    24,154   112,972
                                                  --------  --------  --------
Cash and Cash Equivalents at End of Period....... $ 69,453  $ 54,225  $ 24,154
                                                  ========  ========  ========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Nature of Operations and Summary of Significant Accounting Policies

   Nature of Operations--Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") provides contract drilling services for oil and gas wells located in offshore areas throughout the world through its two business segments--Mobile Units and Drilling Services. At December 31, 1998, the Company owned, had ownership interests in, or operated a total of 31 mobile offshore drilling rigs, including one newbuild drillship, the "Discoverer Enterprise", which is not yet in service. The Company also has under construction two additional Discoverer Enterprise-class drillships, to be named "Discoverer Spirit" and "Discoverer Deep Seas" (see Note 4). The Mobile Units segment primarily operates drilling rigs for customers, principally at a contractually determined price per day (dayrate). Drilling Services primarily involves providing personnel and equipment other than rigs for oil and gas exploration and production on either a dayrate or fixed price basis. Prior to September 1996, the Company was known as Sonat Offshore Drilling Inc. As part of the combination with Transocean ASA (see Note 2) the Company changed its name.

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

   Earnings Per Share--In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share which was previously not required to be reported if the effect of the dilution was less than three percent. Earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the SFAS No. 128 requirements.

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

   Property and Equipment--Property and equipment, consisting primarily of offshore drilling rigs and related equipment, are carried at cost. Property and equipment obtained in the combination with Transocean ASA (see

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

Note 2) were recorded at fair value. The Company generally provides for depreciation on the straight-line method after allowing for salvage values. The estimated useful life of drilling units ranges from 20 to 33 years and 3 to 12 years for other drilling equipment. Effective July 1, 1996, the Company extended the useful lives of nine of its existing rigs by an average of five years, in light of the continued improvements in the market. The effect of this change in accounting estimate for the year ended December 31, 1996 on depreciation expense and net income was $4.1 million and $2.7 million ($0.04 per share, basic and diluted), respectively. Major renewals and upgrades to existing Company assets are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts. Depreciation expense was $98.8 million, $84.5 million and $40.2 million in 1998, 1997 and 1996, respectively.

   Goodwill--The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of December 31, 1998 and 1997 totaled $42.7 million and $24.8 million, respectively.

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

   Operating Revenues and Expenses--Operating revenues are recognized as earned, based on contractual daily rates or on a fixed price basis. Turnkey profits are recognized on completion of the well and acceptance by the customer; however, provisions for losses are made on contracts in progress when losses are anticipated. In connection with drilling contracts, the Company may receive lump sum fees for the mobilization of equipment and personnel or for capital improvements to rigs. In connection with contracted mobilizations, to the extent expenses exceed fees received, the net costs are deferred and amortized over the appropriate periods of benefit, generally the term of the contract. Profits are recognized based on contractual daily rates or percentage of completion, depending upon the contract terms. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Upon completion of drilling contracts, any demobilization fees received are reflected in income, as are any related expenses. Capital upgrade fees received from the client are deferred and recognized as revenue over the period of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset. The Company incurs periodic survey and drydock costs in connection with obtaining regulatory certification to operate its rigs on an ongoing basis. Costs associated with these certifications are systematically accrued as a liability prior to the actual survey and drydock.

   Capitalized Interest--Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $33.5 million, $18.2 million and $3.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

   Foreign Currency Translation--The U.S. dollar is the functional currency for the Company's foreign operations. Foreign currency exchange gains and losses are included in other income as incurred. Net foreign currency gains (losses) amounted to $0.7 million, $(1.2) million and $2.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

   Stock-Based Compensation--In accordance with the provisions of the FASB's Accounting for Stock-Based Compensation, SFAS No. 123, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB 25") in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized (see Note 12).

   Comprehensive Income--In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The statement requires that all items that are recognized under accounting standards as components of comprehensive income be displayed in a financial statement with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in the first quarter of 1998. There were no significant items of comprehensive income for the years ended December 31, 1998, 1997 or 1996.

   New Accounting Pronouncements--In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a material effect on the results of operations or the financial position of the Company.

   In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998. The Company will adopt this standard in the first quarter of 1999. Management does not believe its adoption will have a material effect on the results of operations or the financial position of the Company.

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

   In September 1996, Transocean ASA shares were acquired from the public shareholders of Transocean ASA pursuant to an exchange offer (the "Exchange Offer") providing for consideration of 1.06 shares of Company

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES common stock for each of 43,248,358 Transocean ASA shares (subject to payment of cash in lieu of fractional shares) and $27.25 for each remaining Transocean ASA share. A total of 45,841,680 shares of Company common stock and $207.4 million in cash was delivered by the Company in exchange for the tendered Transocean ASA shares pursuant to the Exchange Offer. In November 1996, the Company acquired 3,114,506 Transocean ASA shares at $28.74 per share or $89.5 million in accordance with a mandatory offer (the "Mandatory Offer") pursuant to the requirements of Norwegian law. The Company then commenced a compulsory offer (the "Compulsory Offer") to acquire the remaining publicly-held shares not previously tendered to the Company. All remaining outstanding shares were purchased at an average price of approximately $25 per share in July 1997 upon the conclusion of a judicial hearing whereby a Norwegian court determined the price that the Company was obligated to pay to purchase such shares.

   The purchase price consisted of the following:

                                                                (In millions)
      Company common stock issued to Transocean ASA
       stockholders............................................   $1,198.2
      Cash consideration paid to Transocean ASA stockholders...      299.5
      Direct transaction costs.................................        7.1
                                                                  --------
        Total Purchase Price...................................   $1,504.8
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

   In May 1997, the Company divested certain non-core activities and associated assets within its drilling services business segment originally acquired in the Combination by selling the shares of a new corporate entity, Procon Offshore ASA, to investors in Norway. The divestiture had no material effect on the financial results of the Company. The net proceeds from the sale were approximately $106 million, goodwill was reduced by $68.7 million and no gain or loss was recognized on the sale.

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

Note 3--Termination of Cash Flow Sharing Agreement

   The Company and Global Marine Inc. ("Global Marine") were parties to an agreement pursuant to which the Company participated in the cash flow from three jackup drilling rigs owned and operated by Global Marine and Global Marine participated in the cash flow from one of the Company's jackup drilling rigs, the Transocean Nordic. In April 1997, Global Marine initiated arbitration proceedings against the Company in the United Kingdom with respect to various disputed matters under the agreement. In March 1998, the Company reached an agreement with Global Marine that terminated the cash flow sharing agreement, effective February 1, 1998, with certain continuing rights if any of the rigs are sold within three years, and settled all disputed matters. Under the terms of this agreement, the Company received $29.8 million in cash to settle outstanding accounts receivable and to terminate the cash flow sharing agreement, resulting in an after tax gain of $13.8 million, or $0.14 per share, diluted.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

Note 4--Upgrade and Expansion of Drilling Fleet

   The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $573 million during the year ended December 31, 1998 and are expected to be approximately $520 million in 1999.

   In February 1996, the Company purchased a semisubmersible multi-service vessel that was renamed the Transocean Marianas and converted to a deepwater drilling rig. The rig was damaged by a fire during the third quarter of 1997 while it was in the shipyard undergoing conversion. As a result of the fire, the completion of the conversion project was significantly delayed. The Transocean Marianas conversion project was completed during the third quarter of 1998 and the rig is currently operating in the U.S. Gulf of Mexico.

   In May 1996, the Company announced plans to construct an ultra-deepwater mobile offshore drilling rig, the Discoverer Enterprise, which is being initially outfitted to drill in 8,500 feet of water but will be capable of drilling in water depths up to 10,000 feet. The Company and Amoco Production Company ("Amoco") entered into an agreement under which the Company will provide the Discoverer Enterprise to Amoco for a period of five years from the date of acceptance by Amoco. The drillship is expected to be operational in the second quarter of 1999.

   In January 1998, the Company announced plans to construct a Discoverer Enterprise-class ultra-deepwater drillship, the Discoverer Spirit, which will be capable of drilling in water depths up to 10,000 feet. The Company received a contract commitment from Spirit Energy 76, a business unit of Union Oil Company of California, for a period of five years plus up to five one-year options. The drillship's hull and major marine systems will be constructed at the Astano shipyard in Spain, with the derrick, derrick substructure, BOP and other modules to be constructed at U.S. Gulf Coast facilities. The drillship is expected to be operational in the first quarter of 2000.

   In February 1998, the Company announced plans to construct a third Discoverer Enterprise-class ultra-deepwater drillship, the Discoverer Deep Seas, which will initially be outfitted to drill in 8,000 feet of water but will be capable of drilling in water depths up to 10,000 feet. The Company received a contract commitment from Chevron USA, Inc. for a period of five years plus three one-year options. The drillship's hull and major marine systems will be constructed at the Astano shipyard in Spain, with the derrick, derrick substructure, BOP and other modules to be constructed at U.S. Gulf Coast facilities. Initial operations in the U.S. Gulf of Mexico are expected to commence in the third quarter of 2000.

   The following table summarizes actual and projected expenditures (including capitalized interest) for the Company's major construction and conversion projects.

                                    Transocean Discoverer Discoverer Discoverer
                                     Marianas  Enterprise   Spirit   Deep Seas
                                    ---------- ---------- ---------- ----------
                                            (Expenditures in millions)
Cumulative at December 31, 1997...     $174       $148       $ --       $ --
Actual for the year ended December
 31, 1998.........................      106        154        124        106
                                       ----       ----       ----       ----
Cumulative at December 31, 1998...      280        302        124        106
Projected--1999 through
 completion.......................       --         80        210        230
                                       ----       ----       ----       ----
  Projected Total Costs...........     $280       $382       $334       $336
                                       ====       ====       ====       ====

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

Note 5--Debt

   Debt is comprised of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (In thousands)
      Revolving Credit Facility.............................. $320,000 $206,400
      Project Financing Agreement............................  186,990  196,210
      8.00% Debentures, net of discount......................  199,243  199,216
      7.45% Notes............................................  100,000  100,000
      6.90% Notes Payable....................................   25,384   30,000
      Other..................................................    1,008    1,268
                                                              -------- --------
        Total Debt...........................................  832,625  733,094
      Less Current Maturities................................   18,672    4,812
                                                              -------- --------
        Total Long-Term Debt................................. $813,953 $728,282
                                                              ======== ========

   Project Financing Agreement--In connection with the ongoing construction of the Discoverer Enterprise and the completed upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc., entered into a project financing agreement effective December 27, 1996 with a group of banks led by ABN AMRO Bank, N.V., as agent, ("Project Financing Agreement"). Approximately $323 million is available for drawdowns during the construction period and is available in two tranches. The first tranche of approximately $62.9 million is to be repaid upon completion of construction and acceptance of the two rigs by Amoco, which has contracted the Transocean Amirante for a period of up to five years and the Discoverer Enterprise for a period of five years following their respective acceptance dates. It bears an interest rate of LIBOR plus 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $62.9 million through funds borrowed under the Revolving Credit Facility; accordingly, the $62.9 million due in 1999 was not classified as current because it is the intent of management to refinance on a long-term basis. The second tranche of approximately $259.9 million (of which $124.1 million in borrowings were outstanding as of December 31, 1998) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two rigs by Amoco. The term financing, which is to be repaid out of cash flows from the two rigs, matures over a period of five years. The term financing would also be divided into two tranches, the relative amounts of which would depend on various factors. One tranche of the term financing would be sized based upon and repaid from the net cash flows generated from the Amoco contracts (the "Amoco Cash Flows"). Transocean Enterprise Inc. has the option to accept term financing for the Amoco Cash Flows at LIBOR plus 0.65 percent or to enter into a lease securitization program at commercial paper rates plus approximately
0.36 percent. The second tranche of the term facility would be repaid from Company cash flows to the extent the Amoco Cash Flows do not cover scheduled repayments. Transocean Enterprise Inc. has the option to accept term financing for the Company cash flows at LIBOR plus 1.125 percent for a period of three years and LIBOR plus 1.25 percent thereafter or to enter into a lease securitization program at commercial paper rates plus approximately 0.62 percent (as long as the Company's credit rating is BBB- or Baa3 or better). In the lease securitization program, bank liquidity facilities would act as backup lines of credit for the commercial paper program. The carrying amount of borrowings under the Project Financing Agreement approximates fair value.

   Transocean Enterprise Inc. has pledged all of its assets, consisting primarily of the two rigs with a net book value of approximately $400.2 million at December 31, 1998, to the banks for the Project Financing Agreement, the lease securitization facility (if entered into) and the interest rate swap transactions described below. In addition, during the construction period, the Company has entered into a completion guarantee so that if for any

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES reason the vessels are not completed and accepted by Amoco, the Company will repay the indebtedness under the construction financing facility, has guaranteed the obligations of Transocean Enterprise Inc. with respect to the $62.9 million tranche of the Project Financing Agreement, and has guaranteed certain other obligations of Transocean Enterprise Inc. The Company has also entered into operations and maintenance agreements with Transocean Enterprise Inc. pursuant to which it will operate and maintain the Discoverer Enterprise and the Transocean Amirante for a fixed fee while they are subject to the Project Financing Agreement or the lease securitization facility.

   Transocean Enterprise Inc. entered into two interest rate swap transactions in connection with its Project Financing Agreement for an initial notional amount of approximately $271 million with the agent of the Project Financing Agreement. During the third quarter of 1998, Transocean Enterprise Inc. amended the terms of its two interest rate swap transactions, which effectively lock in a fixed interest rate for the term financing under the Project Financing Agreement, to adjust the payment schedule for the anticipated construction delays discussed below. In connection with the amendment, the fixed rate that Transocean Enterprise Inc. will pay increased from an average of 6.4 percent to 6.545 percent. Transocean Enterprise Inc. will receive interest payments at the one month commercial paper rate beginning in 1999 when the related construction financing converts to term financing.

   The Project Financing Agreement originally required acceptance of the two drilling units by Amoco, repayment of the first tranche and conversion of the second tranche to term financing no later than December 31, 1998. Although the Transocean Amirante was accepted by Amoco and commenced operations in July 1997, the Discoverer Enterprise is not expected to be completed until the second quarter of 1999 due to construction delays. As a result, during December 1998, Transocean Enterprise Inc. amended the Project Financing Agreement to extend the outside date for acceptance of the Discoverer Enterprise, repayment of the first tranche and conversion of the second tranche to term financing from December 31, 1998 to August 31, 1999.

   Credit Agreement--In connection with the Combination, the Company entered into a credit agreement dated as of July 30, 1996 with a group of banks led by ABN AMRO Bank, N.V. (the "Credit Agreement"). Prior to the amendment discussed below, the Credit Agreement provided for borrowing by the Company under a six-year term loan facility in the amount of $200 million (the "Term Loan Facility") and a six-year revolving credit facility in the amount of $400 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at December 31, 1998) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants and an interest coverage ratio which could limit the Company's ability to pay dividends in the future. The Credit Agreement has a maturity date of July 30, 2002. The carrying amount of borrowings under the Credit Agreement approximates fair value. As of December 31, 1998, $220 million was available under the Revolving Credit Facility.

   In connection with the public offering of the debt securities discussed below, the Credit Agreement was amended to, among other things, release all security, convert $140 million of the term loans into revolving loans, and change the applicable margins over LIBOR and the applicable commitment fees. Following the amendment, the Credit Agreement provides for a $540 million Revolving Credit Facility, with no Term Loan Facility. In December 1997, a second amendment to the Credit Agreement was obtained which removed restrictions on the repurchase of capital stock and eliminated the covenant regarding maintenance of a minimum consolidated net worth. In May 1998, a third amendment to the Credit Agreement was obtained to remove certain restrictions that affected borrowing capability, provide for additional indebtedness subject to financial covenants, and allow the Company to grant liens on new assets to secure additional indebtedness.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

   Public Debt Offering--In April 1997, the Company completed the public offering and sale of $300 million aggregate principal amount of senior, unsecured debt securities. The securities sold consisted of $100 million aggregate principal amount of 7.45% Notes due April 15, 2027 (the "Notes") and $200 million aggregate principal amount of 8.00% Debentures due April 15, 2027 (the "Debentures"). Holders of Notes may elect to have all or any portion of the Notes repaid on April 15, 2007 at 100 percent of the principal amount. The Notes, at any time after April 15, 2007, and the Debentures, at any time, may be redeemed at the option of the Company at 100 percent of the principal amount plus a make-whole premium, if any, equal to the excess of the present value of future payments due under the Notes and Debentures using a discount rate equal to the then-prevailing yield of U.S. treasury notes for a corresponding remaining term plus 20 basis points over the principal amount of the security being redeemed. Interest is payable on April 15 and October 15 of each year, commencing October 15, 1997. The indenture and supplemental indenture relating to the Notes and the Debentures place limitations on the Company's ability to (i) incur indebtedness secured by certain liens, (ii) engage in certain sale/leaseback transactions and (iii) engage in certain merger, consolidation or reorganization transactions. The net proceeds were used to repay amounts outstanding under the Credit Agreement. The estimated fair value of the Notes and Debentures as of December 31, 1998 was $102 million and $215 million, respectively, based on the estimated yield to maturity for each issue as of December 31, 1998.

   Notes Payable--In February 1994, the Company issued $30 million aggregate principal amount of unsecured 6.90% notes due February 15, 2004 in a private placement. The note purchase agreement underlying the notes requires compliance with various restrictive covenants substantially the same as those under the Credit Agreement including an interest coverage ratio that could limit the Company's ability to pay dividends in the future. In September 1996, the note purchase agreement was amended to conform the covenant section generally to the terms in the Credit Agreement discussed previously. In December 1997, the note purchase agreement was amended to remove the restrictions on repurchase of capital stock and the covenant regarding maintenance of a minimum consolidated net worth. The fair value of the Notes Payable at December 31, 1998 was approximately $26 million based on the estimated yield to maturity as of December 31, 1998.

   Expected maturity of the Company's debt is as follows:

                                  Years ended December 31,
                          ----------------------------------------
                           1999    2000    2001     2002    2003   Thereafter  Total
                          ------- ------- ------- -------- ------- ---------- --------
                                                 (In thousands)
Revolving Credit
 Facility...............  $    -- $    -- $    -- $320,000 $    --  $     --  $320,000
Project Financing
 Agreement..............   13,860  28,539  23,044   85,145  23,858    12,544   186,990
8.00% Debentures, net of
 discount...............       --      --      --       --      --   199,243   199,243
7.45% Notes.............       --      --      --       --      --   100,000   100,000
6.90% Notes Payable.....    4,615   4,615   4,615    4,615   4,615     2,309    25,384
Other...................      197     210     210      210     181        --     1,008
                          ------- ------- ------- -------- -------  --------  --------
  Total Debt............  $18,672 $33,364 $27,869 $409,970 $28,654  $314,096  $832,625
                          ======= ======= ======= ======== =======  ========  ========

   Letters of Credit--The Company had letters of credit outstanding at December 31, 1998 totaling $36.7 million, including $29.3 million relating to the legal dispute with Kvaerner Installasjon a.s (see Note 11). The remaining $7.4 million guarantees various insurance and contract bidding activities.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

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

   Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. At December 31, 1998 and 1997, there were no material unrealized gains or losses on open foreign exchange derivative hedges. Gains and losses on foreign exchange derivative instruments which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At December 31, 1996, the net market value of open foreign exchange derivative instruments not qualifying as accounting hedges was approximately $1.6 million. As of December 31, 1998 and 1997, the Company had no foreign exchange derivative instruments not qualifying as accounting hedges. The Company recognized a net pre-tax loss of $1.6 million and a net pre-tax gain of $1.0 million on such instruments recorded as exchange gains/losses for the years ended December 31, 1997 and 1996, respectively.

   Interest Rate Risk--The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as hedges of underlying future payments. These agreements involve the exchange of amounts based on variable interest rates for amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income. The fair value of the interest rate swap agreements and option contracts obtained in connection with the Transocean ASA Combination was recorded as of the effective date of the Combination. At December 31, 1998, 1997 and 1996, the net unrealized losses on open interest rate swaps totaling $9.3 million, $3.5 million and $0.9 million, respectively, have been deferred because the Company intends to maintain the underlying debt through its maturity (see Note 5).

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

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

   The Company derives the majority of its revenue from services to international oil companies and government-owned and government-controlled oil companies. There are concentrations of receivables in the United States, Norway and the United Kingdom (see Note 16). The Company had no significant credit losses in any of the years in the three-year period ended December 31, 1998. The Company is not aware of any significant credit risks relating to its customer base and does not generally require collateral or other security to support customer receivables.

   Labor Agreements--On a worldwide basis, the Company had approximately 30 percent of its employees working under collective bargaining agreements at December 31, 1998. Of these represented employees, a majority are working under agreements that are subject to salary negotiation in 1999. The majority of these employees are represented by five Norwegian unions, each of which participates in one or several nationwide agreements concerning salary and other specific terms and conditions. These nationwide agreements are established as a result of bi-annual negotiations between the various employers' nationwide associations and the respective employees' unions.

Note 7--Other Current Liabilities

   Other current liabilities are comprised of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (In thousands)
      Accrued Payroll.......................................... $14,419 $13,393
      Accrued Drydock..........................................  13,065  14,498
      Incentive Compensation and Bonus Accruals................  10,811   5,799
      Accrued Taxes, Other Than Income.........................  10,528   8,176
      Accrued Interest.........................................   8,593   7,839
      Accrued Workers' Insurance...............................   4,610   8,526
      Accrued Losses on Turnkey Wells in Progress..............      --   5,787
      Other....................................................  10,653   6,363
                                                                ------- -------
                                                                $72,679 $70,381
                                                                ======= =======

Note 8--Other Long-Term Liabilities

   Other long-term liabilities are comprised of the following:

                                                                December 31,
                                                               ---------------
                                                                1998    1997
                                                               ------- -------
                                                               (In thousands)
      Accrued Retiree Life Insurance and Medical Benefits..... $12,413 $12,276
      Long-Term Portion of Accrued Workers' Insurance.........   6,466   3,524
      Accrued Pension and Early Retirement....................   6,071   4,931
      Deferred Income.........................................   6,067  15,488
      Minority Interest.......................................   2,299   4,637
      Other...................................................   2,631   8,274
                                                               ------- -------
                                                               $35,947 $49,130
                                                               ======= =======

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

Note 9--Supplemental Cash Flow Information

   Non-cash operating activities for the year ended December 31, 1998 included an $18.4 million adjustment related to the tax benefit from stock option exercises. The adjustment has been reflected in the consolidated balance sheets as a decrease in Accrued Income Taxes and an increase in Additional Paid-in-Capital.

   Non-cash financing activities for the year ended December 31, 1996 included $1.198 billion for the issuance of 45.8 million shares of common stock in connection with the Combination between the Company and Transocean ASA. Non-cash investing activities for the year ended December 31, 1996 included $1.439 billion of net assets acquired in the Combination with Transocean ASA (see
Note 2).

   Cash payments for interest were $56.6 million, $35.1 million and $10.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Cash payments for income taxes, net, were $49.2 million, $51.9 million and $34.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 10--Income Taxes

   The Company carries out its operations through both domestic and foreign corporations. Income before income taxes for these corporations is as follows:

                                                      Years ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (In thousands)
      Domestic...................................... $230,008 $118,046 $108,222
      Foreign.......................................  257,138   89,199   13,430
                                                     -------- -------- --------
      Income Before Income Taxes.................... $487,146 $207,245 $121,652
                                                     -------- -------- --------

   The Company is subject to both U.S. and foreign income taxes. Provisions for income taxes represent estimates of expense which will ultimately be paid. An analysis of the Company's income taxes is as follows:

                                                       Years ended December 31,
                                                       -------------------------
                                                         1998    1997     1996
                                                       -------- -------  -------
                                                            (In thousands)
      Current:
        Federal....................................... $ 45,654 $30,727  $30,400
        Foreign.......................................   33,458  10,995    6,619
        State.........................................      107    (625)      60
                                                       -------- -------  -------
                                                         79,219  41,097   37,079
                                                       -------- -------  -------
      Deferred:
        Federal.......................................   41,189   3,426    2,873
        Foreign.......................................   23,322  20,789    3,655
                                                       -------- -------  -------
                                                         64,511  24,215    6,528
                                                       -------- -------  -------
      Income Taxes.................................... $143,730 $65,312  $43,607
                                                       ======== =======  =======

   Unremitted earnings of foreign subsidiaries of the Company, before provision for income taxes, as of December 31, 1998, 1997 and 1996 aggregated approximately $329.2 million, $88.0 million and $17.6 million, respectively. Foreign and federal income taxes aggregating approximately $78.6 million have been paid or accrued on such earnings as of December 31, 1998 as compared to $28.4 and $6.2 million as of December 31, 1997 and 1996, respectively. A portion of the accumulated unremitted earnings of foreign subsidiaries is

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES considered indefinitely reinvested in foreign operations and, accordingly, no federal tax has been provided on such unremitted earnings.

   Deferred tax assets and liabilities are comprised of the following:

                                                             December 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                            (In thousands)
Deferred Tax Assets--Current
Accrued drydock.......................................... $   2,806  $   3,235
Accrued personnel taxes..................................     1,306      1,415
Accrued workers' compensation insurance..................     1,088      1,899
Other accruals...........................................     3,861      3,924
Retirement and benefit plan accruals.....................     1,100      1,260
Insurance accruals.......................................       555      1,145
Other....................................................       961        961
                                                          ---------  ---------
  Total Current Deferred Tax Assets......................    11,677     13,839
                                                          ---------  ---------
Deferred Tax Liabilities--Current
Deferred turnkey costs...................................   (10,906)    (6,769)
Other....................................................    (2,191)    (2,652)
                                                          ---------  ---------
  Total Current Deferred Tax Liabilities.................   (13,097)    (9,421)
                                                          ---------  ---------
  Net Current Deferred Tax Assets (Liabilities).......... $  (1,420) $   4,418
                                                          =========  =========
Deferred Tax Assets--Noncurrent
Net operating loss carry forward......................... $  18,191  $  45,897
Retirement and benefit plan accruals.....................     1,113      1,264
Other accruals...........................................     7,289      6,154
Deferred income..........................................     1,802      5,303
Net deferred foreign tax credits.........................     3,272      3,677
Other....................................................     2,786      1,060
                                                          ---------  ---------
  Total Noncurrent Deferred Tax Assets...................    34,453     63,355
                                                          ---------  ---------
Deferred Tax Liabilities--Noncurrent
Depreciation and amortization............................  (190,893)  (154,795)
Deferred gains...........................................   (68,071)   (74,885)
Deferred mobilization....................................    (2,466)    (3,564)
Other....................................................    (3,002)    (1,417)
                                                          ---------  ---------
  Total Noncurrent Deferred Tax Liabilities..............  (264,432)  (234,661)
                                                          ---------  ---------
  Net Noncurrent Deferred Tax Liabilities................ $(229,979) $(171,306)
                                                          =========  =========

   The Company has not provided a valuation allowance to offset the deferred tax assets because, in the opinion of management, it is more likely than not that all deferred tax assets will be realized. The Company has net loss carry forwards relating to foreign tax jurisdictions resulting from the Combination with Transocean ASA totaling $65.0 million. These net loss carry forwards expire in the year 2004 and thereafter.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

   Income taxes differ from the amount computed by applying the U.S. federal income tax rate to the income before income taxes. The reasons for these differences are as follows:

                                                     Years ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
                                                          (In thousands)
Income Taxes at Statutory Federal Income Tax Rate... $170,501  $72,536  $42,578
Increases (Decreases) in Tax Resulting From
  Foreign income taxed at rates different from the
   U.S. statutory rate..............................  (34,301)  (3,839)      --
  Other.............................................    7,530   (3,385)   1,029
                                                     --------  -------  -------
Income Taxes........................................ $143,730  $65,312  $43,607
                                                     ========  =======  =======

   The Company has been included in the consolidated federal income tax returns filed by Sonat during all periods in which Sonat ownership was greater than or equal to 80 percent ("Affiliation Years"). The Company and Sonat have entered into a Tax Sharing Agreement providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising in Affiliation Years. Under the Tax Sharing Agreement, the Company will pay to Sonat an amount equal to the Company's share of the Sonat consolidated federal income tax liability, generally determined on a separate return basis. In addition, Sonat will pay the Company for utilization by Sonat of deductions, losses and credits which are attributable to the Company and in excess of that which would be utilized on a separate return basis.

   During December 1998, Sonat received notification from the IRS that the settlement proposed in connection with the examination of its consolidated federal income tax returns for the years 1989 through 1992 was accepted. The final settlement pursuant to the Tax Sharing Agreement between Sonat and the Company for these years will have no material effect on the Company's financial statements.

   The Company has been notified that the IRS will commence an examination of the last Affiliation Year, the Company's short taxable year ended June 4, 1993. In addition, certain foreign tax authorities have questioned the amounts of income and expense subject to tax in their jurisdiction for prior periods. The Company is currently contesting additional assessments which have been asserted and may contest any future assessments. In the opinion of management, the ultimate resolution of these asserted income tax liabilities will not have a material adverse effect on the Company's consolidated financial statements.

Note 11--Commitments and Contingencies

   Leases--The Company has operating lease commitments expiring at various dates, principally for office space and office equipment. In addition to rental payments, some leases provide that the Company pay a pro rata share of operating costs applicable to the leased property. The Company had no significant capital leases as of December 31, 1998 or 1997. At December 31, 1998, future minimum payments for noncancellable operating leases are as follows:

                                                                  (In thousands)
      1999.......................................................    $ 6,181
      2000.......................................................      3,290
      2001.......................................................      2,296
      2002.......................................................      1,968
      2003.......................................................      1,834
      Thereafter.................................................     12,740
                                                                     -------
        Total....................................................    $28,309
                                                                     =======

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

   Rental expense for all operating leases, including leases with terms of less than one year, was $15.3 million, $12.8 million and $3.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   Upgrade and Expansion of Drilling Fleet--The Company's investments in its previously announced fleet additions continue to require significant capital expenditures. At December 31, 1998, the Company had firm commitments related to the construction of the Discoverer Enterprise, the Discoverer Spirit and the Discoverer Deep Seas (see Note 4) totaling $30.7 million, $108.8 million and $118.5 million, respectively.

   Legal Proceedings--During 1997, Kvaerner Installasjon a.s ("Kvaerner") in Norway performed modification and refurbishment work on one of the Company's fourth-generation semisubmersible drilling rigs, the Transocean Leader. The amount owed with respect to such work is in dispute, and the disputed amount is approximately $40 million. The Company has posted a letter of credit valued at approximately $30 million pending the resolution of the dispute by agreement between the parties or by final judgment under the Norwegian judicial process. In September 1998, the Company instituted an action in the Norwegian courts alleging that it owes no additional amounts and that the letter of credit should be released. Kvaerner has sought to dismiss the action. Although the Company cannot predict the outcome of the dispute or the court action at this time, the Company believes it will have no material adverse effect on its results of operations or financial position.

   In 1990 and 1991, two of the Company's subsidiaries were served with assessments valued at approximately $7.4 million from the municipality of Rio de Janeiro, Brazil to collect a municipal tax on services ("ISS"). The Company believes that neither subsidiary is liable for the taxes and has contested the assessments in the Brazilian administrative and court systems. The proceedings with respect to the 1991 assessment, which was valued at approximately $6.5 million, reached the first level Brazilian state court, which rejected the Company's arguments. The Company appealed that ruling to the second level court. The August 1990 assessment also had an unfavorable ruling at the first level, and the ruling has been appealed to the second level. If the Company's defenses are ultimately unsuccessful, the Company believes that the Brazilian government-controlled oil company, Petrobras, has a contractual obligation to reimburse the Company for ISS payments required to be paid by them. The Company believes the outcome of these assessments will have no material adverse effect on the Company's results of operations or financial position.

   Other--The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

Note 12--Stock-Based Compensation Plans

   Long-Term Incentive Plan--In 1993, the Company adopted an incentive plan for key employees and outside directors which was amended and restated during 1998 (the "Incentive Plan"). Under the Incentive Plan, awards can be granted in the form of stock options, restricted stock, stock appreciation rights ("SARs"), cash performance awards and tax-offset supplemental payments in connection with the exercise of options or SARs or the vesting of restricted stock. The Incentive Plan is authorized to grant up to (i) 6.1 million shares of common stock with respect to awards to employees; (ii) 200,000 shares of common stock with respect to outside directors; and (iii) 100,000 shares subject to awards of freestanding SARs to employees or directors. Options issued under the Incentive Plan have a ten-year term and become exercisable in three equal annual installments after the date of grant. At December 31, 1998, there were 2.3 million total shares available for future grants.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

   The following table summarizes option activities of the Incentive Plan:

                                                                       Weighted-
                                                           Number of    Average
                                                             Shares    Exercise
                                                          Under Option   Price
                                                          ------------ ---------
Outstanding at December 31, 1995.........................  2,050,472    $ 9.59
Granted..................................................    587,400     23.58
Exercised................................................   (362,074)     9.62
Forfeited................................................     (9,012)     9.85
                                                           ---------    ------
Outstanding at December 31, 1996.........................  2,266,786     13.21
Granted..................................................    422,800     28.86
Exercised................................................   (617,162)    10.99
Forfeited................................................    (27,140)    24.47
                                                           ---------    ------
Outstanding at December 31, 1997.........................  2,045,284     16.96
Granted..................................................    520,236     43.37
Exercised................................................   (607,323)    11.01
Forfeited................................................    (24,070)    31.31
                                                           ---------    ------
Outstanding at December 31, 1998.........................  1,934,127    $25.75
                                                           =========    ======
Exercisable at December 31, 1996.........................  1,150,560    $ 9.55
Exercisable at December 31, 1997.........................  1,080,794    $11.13
Exercisable at December 31, 1998.........................  1,029,276    $17.86

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                     Options Outstanding          Options Exercisable
Range of        Weighted-Average ---------------------------- ----------------------------
Exercise           Remaining       Number    Weighted-Average   Number    Weighted-Average
Prices          Contractual Life Outstanding  Exercise Price  Outstanding  Exercise Price
--------        ---------------- ----------- ---------------- ----------- ----------------
$ 8.38--$13.50     5.70 years      583,737        $ 9.87        583,737        $ 9.87
$23.44--$31.25     7.62 years      828,954        $25.90        397,437        $25.20
$36.94--$56.31     8.42 years      521,436        $43.29         48,102        $54.07

   During 1998, 35,400 restricted shares were granted at a weighted-average fair value of $41.74 per share. The Company granted 40,600 and 57,200 restricted shares at a weighted-average fair value of $31.22 and $23.45 per share in 1997 and 1996, respectively. The Company granted 25,785 and 18,000 stock appreciation rights at a weighted-average exercise price of $45.46 and $28.85 per share in 1998 and 1997, respectively. On December 31, 1998, there were 267,260 restricted shares and 36,285 stock appreciation rights outstanding under the Incentive Plan.

   Employee Stock Purchase Plan--In 1998, the Company established an employee stock purchase plan ("Stock Purchase Plan") for certain full-time employees of the Company. Under the terms of the Stock Purchase Plan, employees can choose each year to have between two and twenty percent of their annual base earnings withheld to purchase up to $25,000 of the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price. The plan is authorized to purchase up to 250,000 shares of common stock.

   As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Expenses related to restricted stock, stock appreciation rights and stock options recognized during the years ended December 31, 1998, 1997 and 1996 were $1.6 million, $2.3 million and $1.2 million, respectively. If compensation expense for stock options granted under the Incentive Plan and employees'

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES purchase rights under the Stock Purchase Plan were recognized using the alternative fair value method of accounting under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Years ended December 31,
                                                      -------------------------
                                                        1998     1997    1996
                                                      -------- -------- -------
                                                      (In thousands, except per
                                                             share data)
Net Income:
  As Reported........................................ $343,416 $141,933 $78,045
  Pro Forma..........................................  339,880  140,806  77,089
Basic earnings per share:
  As Reported........................................ $   3.43 $   1.40 $  1.09
  Pro Forma..........................................     3.40     1.39    1.08
Diluted earnings per share:
  As Reported........................................ $   3.41 $   1.38 $  1.07
  Pro Forma..........................................     3.37     1.37    1.05

   The above pro forma information is not indicative of future pro forma amounts. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated. The fair value of each option grant under the Incentive Plan is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yields of 0.30, 0.19 and 0.34 percent; expected volatility of 31.1, 30.8 and 29.4 percent; risk-free interest rates of 5.4, 6.3 and 5.6 percent; and expected lives of four years for all three years. The weighted-average fair value of options granted was $12.73, $9.98 and $7.30 for the years ended December 31, 1998, 1997 and 1996, respectively. The fair value of the employees' purchase rights under the Stock Purchase Plan is estimated using the Black-Scholes model with the following assumptions for 1998: dividend yield of 0.33 percent; expected volatility of
41.9 percent; risk-free interest rate of 5.2 percent and an expected life of one year. The weighted-average fair value of those purchase rights granted in 1998 was $16.28.

Note 13--Earnings Per Share

   The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                       Years ended December 31,
                                                       -------------------------
                                                         1998     1997    1996
                                                       -------- -------- -------
                                                       (In thousands, except per
                                                              share data)
Net Income for basic and diluted earnings per share..  $343,416 $141,933 $78,045
                                                       ======== ======== =======
Weighted-average shares for basic earnings per
 share...............................................   100,083  101,234  71,678
Effect of dilutive securities:
  Employee stock options and unvested stock grants...       765    1,550   1,441
                                                       -------- -------- -------
Adjusted weighted-average shares and assumed
 conversions for diluted earnings per share..........   100,848  102,784  73,119
                                                       ======== ======== =======
Basic earnings per share.............................  $   3.43 $   1.40 $  1.09
                                                       ======== ======== =======
Diluted earnings per share...........................  $   3.41 $   1.38 $  1.07
                                                       ======== ======== =======

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

Note 14--Retirement Plans and Other Postemployment Benefits

   Qualified Defined Benefit Pension Plans--The Company has a qualified defined benefit pension plan (the "Retirement Plan") which covers substantially all domestic employees of the Company. The Company has also adopted a plan (the "Supplemental Benefit Plan") to provide its eligible participants with benefits in excess of those allowed under the Retirement Plan (together the "Domestic Plans"). Annual retirement benefits under the Domestic Plans are based on a combination of participants' years of service and compensation. The Company determines the amount of funding to the Retirement Plan on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies. The Company does not fund the Supplemental Benefit Plan.

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

   Postretirement Benefits Other Than Pensions--The Company has plans that provide for non-contractual limited health care and life insurance benefits to domestic office employees and certain other domestic field employees when they retire from the Company.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                                                   December 31,
                                         ------------------------------------
                                             Pension
                                            Benefits        Other Benefits
                                         ----------------  ------------------
                                          1998     1997      1998      1997
                                         -------  -------  --------  --------
                                                  (In thousands)
Change in benefit obligation
Benefit obligation at beginning of
 year................................... $84,989  $97,615  $ 11,509  $ 11,127
Service cost............................   6,287    4,063       278       256
Interest cost...........................   6,047    5,350       705       766
Plan participants' contributions........     141      123        56        56
Actuarial gains and (losses)............   7,003    4,358    (1,829)     (170)
Divestitures............................      --  (22,358)       --        --
Benefits paid...........................  (3,993)  (4,162)     (762)     (526)
Plan amendments.........................   2,252       --        --        --
                                         -------  -------  --------  --------
  Benefit obligation at end of year..... 102,726   84,989     9,957    11,509
                                         -------  -------  --------  --------
Change in plan assets
Fair value of plan assets at beginning
 of year................................ 111,555  111,708     1,070     1,149
Actual return on plan assets............  15,287   19,710      (211)       83
Company contributions...................   1,365    2,240       541       308
Plan participants' contributions........     141      123        56        56
Divestitures............................      --  (18,064)       --        --
Benefits paid...........................  (3,993)  (4,162)     (762)     (526)
                                         -------  -------  --------  --------
  Fair value of plan assets at end of
   year................................. 124,355  111,555       694     1,070
                                         -------  -------  --------  --------

Funded status...........................  21,629   26,566    (9,263)  (10,439)
Unrecognized net transition asset.......    (767)  (6,063)       --        --
Unrecognized net actuarial gain......... (15,635) (10,668)   (3,124)   (1,805)
Unrecognized prior service cost.........     810   (1,410)      (26)      (32)
                                         -------  -------  --------  --------
  Net amount recognized................. $ 6,037  $ 8,425  $(12,413) $(12,276)
                                         =======  =======  ========  ========
Amounts recognized in the balance sheet
 consist of:
Prepaid benefit cost.................... $12,108  $13,356  $     --  $     --
Accrued benefit liability...............  (6,071)  (4,931)  (12,413)  (12,276)
                                         -------  -------  --------  --------
  Net amount recognized................. $ 6,037  $ 8,425  $(12,413) $(12,276)
                                         =======  =======  ========  ========

   The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $10.9 million, $7.2 million and $3.4 million, respectively, at December 31, 1998 and $5.7 million, $3.3 million and $0.9 million, respectively, at December 31, 1997.

                                                            December 31,
                                                         ----------------------
                                                          Pension      Other
                                                         Benefits    Benefits
                                                         ----------  ----------
      Weighted-average assumptions                       1998  1997  1998  1997
      ----------------------------                       ----  ----  ----  ----
      Discount rate..................................... 6.41% 6.74% 6.75% 7.00%
      Expected return on plan assets.................... 8.47% 8.60% 7.00% 7.00%
      Rate of compensation increase..................... 4.73% 4.81% 5.50% 5.50%

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

   For measurement purposes, the rate of increase in the per capita costs of covered health care benefits is assumed to be 8.05 percent in 1999, decreasing gradually to 5.25 percent by the year 2003.

                                           Years ended December 31,
                                      ----------------------------------------
                                        Pension Benefits      Other Benefits
                                      ----------------------  ----------------
                                       1998    1997    1996   1998  1997  1996
                                      ------  ------  ------  ----  ----  ----
                                                (In thousands)
Components of Net Periodic Benefit
 Cost
Service cost........................  $6,287  $4,063  $3,791  $278  $256  $250
Interest cost.......................   6,047   5,350   4,843   705   767   764
Expected return on plan assets......  (8,089) (7,531) (6,969)  (70)  (76)  (79)
Amortization of transition
 obligation.........................    (914) (1,218) (1,103)   --    --    --
Amortization of prior service cost..     (68)   (180)   (146)   (5)   (5)   (6)
Recognized net actuarial gain.......     (31)    (49)   (280) (229) (130)  (14)
                                      ------  ------  ------  ----  ----  ----
  Benefit cost......................  $3,232  $  435  $  136  $679  $812  $915
                                      ======  ======  ======  ====  ====  ====

   The assumed health care cost trend rate has a significant effect on the amounts reported for postretirement benefits other than pensions. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                     1-Percentage 1-Percentage
                                                        Point        Point
                                                       Increase     Decrease
                                                     ------------ ------------
                                                          (In thousands)
Effect on total of service and interest cost
 components in 1998.................................    $  128       $(112)
                                                        ------       -----
Effect on postretirement benefit obligations as of
 December 31, 1998..................................    $1,089       $(954)
                                                        ------       -----

   Defined Contribution Plans--The Company sponsors defined contribution pension and savings plans covering senior non-American field employees working outside the United States. Contributions and costs are determined as 4.5 percent to 6.5 percent of each covered employee's salary, based on years of service. The Company also sponsors a defined contribution savings plan covering domestic employees. Contributions by the Company are limited to no more than 4.5 percent of each covered employee's salary, based on the employee's contribution. As a result of the Combination, the Company also assumed various defined contribution plans of Transocean ASA and its subsidiaries. Costs of these plans have been included from September 1, 1996. Costs for the Company's defined contribution plans were $5.5 million, $5.7 million and $3.5 million in 1998, 1997 and 1996, respectively.

   Deferred Compensation Plan--The Company established the Transocean Offshore Inc. Deferred Compensation Plan ("the Plan") on July 1, 1998. The Plan's primary purpose is to provide tax-advantage asset accumulation for a select group of management, highly compensated employees and non-employee members of the Board of Directors of the Company.

   Eligible employees who enroll in the Plan may elect to defer up to a maximum of 90% of base salary, 100% of any future performance awards, 100% of any special payments and 100% of directors meeting fees and annual retainers; however, the Administrative Committee (three individuals appointed by the Compensation Committee of the Board of Directors) may at its discretion, establish minimum amounts that must be deferred by anyone electing to participate in the plan. In addition, the Compensation Committee may authorize employer contributions to participants, and the Chief Executive Officer of the Company (with Compensation Committee approval) may enter into "Deferred Compensation Award Agreements" with such participants. There were no employer contributions for the year ended December 31, 1998.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

Note 15--Investments in and Advances to Joint Ventures

   The Company holds a 24.89 percent interest in Arcade Drilling as ("Arcade"), a Norwegian offshore drilling company. Arcade owns two fourth-generation semisubmersible rigs, the Henry Goodrich and the Paul B. Loyd, Jr. At December 31, 1998, the Company's net investment in Arcade was $52.2 million. The Company's equity in undistributed earnings of Arcade through December 31, 1998 was $22.5 million.

   In December 1990, the Company contributed the Henry Goodrich to Arcade. The Company received $70.0 million in cash and common stock representing a 21.75 percent interest in Arcade. This sale resulted in a pre-tax gain of $28.8 million of which $18.8 million was recognized as other income in 1990. The remaining $10.0 million of the gain was deferred and is being amortized to income over the remaining depreciable life of the Henry Goodrich. The deferred income has been offset against the Company's investment in Arcade. The net unamortized balance of the deferred gain was $6.1 million at December 31, 1998.

Note 16--Segments, Geographical Analysis and Major Customers

   The Company has two reportable segments: Mobile Units and Drilling Services. The Mobile Units segment primarily operates drilling rigs for customers, principally at a contractually determined price per day (dayrate). Drilling Services primarily involves providing personnel and equipment other than rigs for oil and gas exploration and production on either a dayrate or fixed price basis. For both segments, performance is evaluated based on operating income before general and administrative expenses. The accounting policies used to determine the segment information are the same as those described in Note 1.

                                                     Years ended December 31,
                                                   ----------------------------
                                                      1998      1997     1996
                                                   ---------- -------- --------
                                                          (In thousands)
Operating Revenues
Mobile Units
  U.S. Gulf of Mexico............................. $  305,582 $222,142 $148,886
  Europe..........................................    463,361  361,045  179,865
  Other Western Hemisphere........................    184,265   19,884   29,193
  Other Eastern Hemisphere........................     60,212   84,233   31,035
                                                   ---------- -------- --------
    Total Mobile Units............................  1,013,420  687,304  388,979
                                                   ---------- -------- --------
Drilling Services.................................     76,192  204,658  139,924
                                                   ---------- -------- --------
Total Operating Revenues.......................... $1,089,612 $891,962 $528,903
                                                   ========== ======== ========
Operating and Maintenance Expenses
Mobile Units
  U.S. Gulf of Mexico............................. $  101,505 $ 82,241 $ 62,609
  Europe..........................................    224,559  210,712  121,083
  Other Western Hemisphere........................     53,641    9,147   20,474
  Other Eastern Hemisphere........................     25,331   36,098   22,688
  Other (a).......................................     13,386   10,789    5,632
                                                   ---------- -------- --------
    Total Mobile Units............................    418,422  348,987  232,486
                                                   ---------- -------- --------
Drilling Services.................................     66,017  198,429  126,818
                                                   ---------- -------- --------
Total Operating and Maintenance Expenses.......... $  484,439 $547,416 $359,304
                                                   ========== ======== ========

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                                                   Years ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (In thousands)
Depreciation and Amortization
Mobile Units
  U.S. Gulf of Mexico...........................  $ 21,389  $ 12,654  $  9,816
  Europe........................................    73,979    70,744    26,779
  Other Western Hemisphere......................    11,452     5,223     2,738
  Other Eastern Hemisphere......................     3,509     6,529     3,395
                                                  --------  --------  --------
    Total Mobile Units..........................   110,329    95,150    42,728
                                                  --------  --------  --------
Drilling Services...............................     5,364     6,589     3,027
                                                  --------  --------  --------
Total Depreciation and Amortization for
 Reportable Segments............................   115,693   101,739    45,755
Depreciation on Corporate Assets................     1,174     1,278       832
                                                  --------  --------  --------
Total Depreciation and Amortization.............  $116,867  $103,017  $ 46,587
                                                  ========  ========  ========
Operating Income (Loss)
Mobile Units
  U.S. Gulf of Mexico...........................  $182,688  $127,247  $ 76,461
  Europe........................................   164,823    79,589    32,003
  Other Western Hemisphere......................   119,172     5,514     5,981
  Other Eastern Hemisphere......................    31,372    41,606     4,952
  Other (a).....................................   (13,386)  (10,789)   (5,632)
                                                  --------  --------  --------
    Total Mobile Units..........................   484,669   243,167   113,765
                                                  --------  --------  --------
Drilling Services...............................     4,811      (360)   10,079
                                                  --------  --------  --------
Total Operating Income for Reportable Segments..   489,480   242,807   123,844
Corporate Expenses..............................   (29,208)  (25,331)  (16,230)
                                                  --------  --------  --------
Total Operating Income..........................   460,272   217,476   107,614
                                                  --------  --------  --------
  Equity in earnings of joint ventures..........    11,677    10,196     5,168
  Interest income...............................     3,451     1,854     6,228
  Interest expense, net of amounts capitalized..   (23,892)  (22,853)   (7,220)
  Gain on termination of cash flow sharing
   agreement....................................    21,290        --        --
  Other, net....................................    14,348       572     9,862
                                                  --------  --------  --------
Other Income (Expense), Net.....................    26,874   (10,231)   14,038
                                                  --------  --------  --------
Income Before Income Taxes......................  $487,146  $207,245  $121,652
                                                  ========  ========  ========

--------
(a) Other includes operations and engineering overhead expenses not allocated to geographic areas of operations.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                                                        December 31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
                                                       (In thousands)
Assets
Mobile Units
  U.S. Gulf of Mexico........................ $  963,906 $  566,925 $  294,114
  Europe.....................................  1,783,598  1,770,814  1,640,691
  Other Western Hemisphere...................    197,598     83,568    129,786
  Other Eastern Hemisphere...................     42,439    125,476    119,338
                                              ---------- ---------- ----------
    Total Mobile Units.......................  2,987,541  2,546,783  2,183,929
                                              ---------- ---------- ----------
Drilling Services............................     91,337     77,975    161,272
                                              ---------- ---------- ----------
Total Assets for Reportable Segments.........  3,078,878  2,624,758  2,345,201
                                              ---------- ---------- ----------
Investments In and Advances to Joint
 Ventures....................................     55,544     45,869     35,608
Other Assets (Corporate).....................    116,521     84,461     62,405
                                              ---------- ---------- ----------
Total Assets................................. $3,250,943 $2,755,088 $2,443,214
                                              ========== ========== ==========

                                                      Years ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (In thousands)
Capital Expenditures (a)
Mobile Units........................................ $555,202 $397,074 $196,129
Drilling Services...................................   14,455    6,271   10,814
                                                     -------- -------- --------
Total Capital Expenditures for Segment Assets.......  569,657  403,345  206,943
                                                     -------- -------- --------
Capital Expenditures for Corporate Assets...........    3,674    3,121    6,016
                                                     -------- -------- --------
Total Capital Expenditures.......................... $573,331 $406,466 $212,959
                                                     ======== ======== ========

--------
(a) Excludes the Combination (see Note 2).

   A substantial portion of the Company's assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods. The Arcade joint venture operates in Europe. General Corporate assets are principally cash and cash equivalents and other nonoperating assets.

   The Company's foreign operations are subject to certain political and other uncertainties not encountered in domestic operations, including risks of war and civil disturbances (or other events that disrupt markets), expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with foreign sovereignty over certain areas in which operations are conducted.

Additional Geographic Information

                                                     Years ended December 31,
                                                   ----------------------------
                                                      1998      1997     1996
                                                   ---------- -------- --------
                                                          (In thousands)
Operating Revenues
United States..................................... $  308,189 $270,753 $178,777
Norway............................................    323,130  289,507  140,453
United Kingdom....................................    159,210  170,453   95,830
Brazil............................................     95,355   16,508   27,644
Other.............................................    203,728  144,741   86,199
                                                   ---------- -------- --------
Total Operating Revenues by Country............... $1,089,612 $891,962 $528,903
                                                   ========== ======== ========

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

                                                         December 31,
                                               --------------------------------
                                                  1998       1997       1996
                                               ---------- ---------- ----------
                                                        (In thousands)
Long-Lived Assets
  United States............................... $  918,047 $  527,992 $  290,087
  Norway......................................    654,012    750,320    596,974
  United Kingdom..............................    165,604     93,680    242,433
  Spain.......................................    229,309    148,200     36,554
  Goodwill-Europe (a).........................    675,243    693,154    763,173
  Other.......................................    247,096    234,652    261,747
                                               ---------- ---------- ----------
Total Long-Lived Assets by Country............ $2,889,311 $2,447,998 $2,190,968
                                               ========== ========== ==========

--------
(a) Goodwill resulting from the Combination has not been allocated to individual countries.

Major Customers

   Revenues from the following major unaffiliated customers of the Company exceeded 10% or more of operating revenues:

                                                      Years ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (In thousands)
      Statoil (a)................................... $169,830 $167,162 $ 67,968
      Royal Dutch Shell Group (a)...................  182,817  153,824  146,769
      BP Amoco (a)..................................  109,401   90,933    (b)

--------
(a) Revenues earned by both business segments.
(b) Amount was below 10% for the years indicated.

   The loss of significant customers could have a materially adverse effect on the Company's results of operations.

Note 17--Sale of Assets

   In August 1998, the Company sold certain non-core assets within its drilling services business segment to a subsidiary of Dailey International Inc. for $10.0 million in cash, resulting in a pre-tax gain of approximately $8.1 million ($5.3 million after tax or $0.05 per share, diluted).

   In 1996, the Offshore Bahram sank while under tow offshore Egypt. The Company disposed of the rig and recognized a net pre-tax gain of approximately $6.6 million ($4.3 million after tax or $0.06 per share, basic and diluted).

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES

Note 18--Quarterly Results (Unaudited)

   Shown below are selected unaudited quarterly data:

                                                           Quarter
                                             -----------------------------------
                                              First    Second   Third    Fourth
                                             -------- -------- -------- --------
                                               (In thousands, except per share
                                                            data)
1998
  Operating Revenues........................ $258,313 $251,577 $269,002 $310,720
  Operating Income (a)......................   91,319  101,202  120,291  147,460
  Net Income (a)............................   77,560   69,661   92,929  103,266
  Net Income Per Share (a)
    Basic................................... $   0.78 $   0.70 $   0.93 $   1.03
    Diluted.................................     0.77     0.69     0.92     1.02
  Weighted-average number of shares
    Basic...................................   99,673  100,082  100,283  100,284
    Diluted.................................  100,683  101,006  100,869  100,780
1997
  Operating Revenues........................ $219,616 $208,093 $223,201 $241,052
  Operating Income (b)......................   44,583   42,106   60,939   69,848
  Net Income (b)............................   27,709   27,916   39,119   47,189
  Net Income Per Share (b)(c)
    Basic................................... $   0.27 $   0.28 $   0.39 $   0.47
    Diluted.................................     0.27     0.27     0.38     0.46
  Weighted-average number of shares (c)
    Basic...................................  102,188  101,167  101,280  100,323
    Diluted.................................  103,610  102,640  102,807  101,888

--------
(a) Fourth quarter 1998 included operating revenues of $40 million and operating income of $36.4 million ($23.7 million after taxes) on a cash settlement in connection with the contract termination for the Transocean Explorer. The effect of this settlement on earnings per share was $0.24, basic and diluted.
(b) Fourth quarter 1997 included losses from turnkey drilling services of $10.8 million ($7.0 million after taxes). The effect of these losses on earnings per share was $0.07, basic and diluted.
(c) 1997 earnings per share amounts and weighted-average number of shares have been restated to comply with SFAS No. 128, Earnings Per Share, and to reflect the increased number of shares issued and outstanding as a result of the stock split.

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

ITEM 10. Directors and Executive Officers of the Registrant

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

ITEM 13. Certain Relationships and Related Transactions

   The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 1998. Certain information with respect to the executive officers of the Company is set forth in Item 4 of this annual report under the caption "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

     (1) Financial Statements

                                                                            Page
                                                                            ----
      Included in Part II of this report:
        Report of Independent Auditors.....................................  30
        Consolidated Statements of Operations..............................  31
        Consolidated Balance Sheets........................................  32
        Consolidated Statements of Stockholders' Equity....................  33
        Consolidated Statements of Cash Flows..............................  34
        Notes to Consolidated Financial Statements.........................  35

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

   3.4  By-Laws of the Company (filed as Exhibit 3-(2) to the Company's Form
        10-K for the year ending December 31, 1993)

   4.1  Secured Credit Agreement dated as of January 17, 1997 among Transocean
        Enterprise Inc., the Lenders party thereto, ABN AMRO Bank, as Agent, and the Co-Agents listed therein (filed as Exhibit 4-(1) to the Company's Form 10-K for the year ending December 31, 1996)

  +4.2  First Amendment to Secured Credit Agreement dated as of December 21,
        1998.

   4.3  Credit Agreement dated as of July 30, 1996 among Sonat Offshore
        Drilling Inc., the Lenders party thereto, ABN AMRO Bank, as Agent, and the Co-Agents listed therein (filed as Exhibit 10-(1) to the Company's
        Form 10-Q for the quarter ending June 30, 1996)

   4.4 First Amendment to Credit Agreement dated as of April 24, 1997 (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ending March
        31, 1997)

   4.5  Second Amendment to Credit Agreement dated as of December 19, 1997
        (filed as Exhibit 4.4 to the Company's Form 10-K for the year ending
        December 31, 1997)

   4.6  Third Amendment to Credit Agreement dated May 22, 1998 (filed as
        Exhibit 4.9 to the Company's Form 10-Q for the quarter ending June 30,
        1998).

   4.7  Indenture dated as of April 15, 1997 between the Company and Texas
        Commerce Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Form 8-K dated April 29, 1997)

   4.8  First Supplemental Indenture dated as of April 15, 1997 between the
        Company and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997 (filed as Exhibit 4.2 to the Company's Form 8-K dated April 29, 1997)

   4.9  Form of Note (filed as Exhibit 4.3 to the Company's Form 8-K dated
        April 29, 1997).

   4.10 Form of Debenture (filed as Exhibit 4.4 to the Company's Form 8-K dated
        April 19, 1997).

  10.1  Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling
        Inc. dated June 3, 1993 (filed as Exhibit 10-(3) to the Company's Form
        10-Q for the quarter ending June 30, 1993)

 *10.2  Performance Award and Cash Bonus Plan of Sonat Offshore Drilling Inc.
        (filed as Exhibit 10-(5) to the Company's Form 10-Q for quarter ending
        June 30, 1993)

 *10.3  Form of Sonat Offshore Drilling Inc. Executive Life Insurance Program
        Split Dollar Agreement and Collateral Assignment Agreement (filed as
        Exhibit 10-(9) to the Company's Form 10-K for the year ending December
        31, 1993)

  10.4  Purchase Agreement dated as of April 1, 1987 among Sonat Offshore
        Drilling Inc., Sonat Offshore Ventures Inc., Dixilyn-Field Drilling
        Company and Panhandle Eastern Corporation (filed as Exhibit 10-(9) to the Company's Form S-1 Registration No. 33-60992 dated April 13, 1993)


 Number                               Description
 ------                               -----------
  10.5  Agreement dated as of June 14, 1995, among Sonat Offshore Ventures
        Inc., Sonat Offshore Drilling Inc., Dixilyn-Field Drilling Company and
        Panhandle Eastern Corporation (filed as Exhibit 10-(8) to the Company's
        Form 10-K for the year ending December 31, 1995)

 *10.6  Employee Stock Purchase Plan of Transocean Offshore Inc. effective May
        14, 1998 (filed as Exhibit 4.5 to the Company's Form S-8 Registration
        No. 333-24457 filed June 30, 1998)

 *10.7  Employment Agreements between J. Michael Talbert, W. Dennis Heagney,
        Robert L. Long, Jon C. Cole, Donald R. Ray, Eric B. Brown and Barbara
        S. Koucouthakis, individually, and Transocean Offshore Inc. dated
        December 6, 1995 (filed as Exhibit 10-(18) to the Company's Form 10-K for the year ending December 31, 1995)

 *10.8 Long-Term Incentive Plan of Transocean Offshore Inc., as amended and restated effective March 12, 1998 (filed as Exhibit 4.5 to the
        Company's Form S-8 Registration No. 333-58211 filed June 30, 1998)

 *10.9 Employment Agreement dated as of August 14, 1997 between Dennis R. Long and Transocean Offshore Inc. (filed as Exhibit 10.1 to the Company's
        Form 10-Q for the quarter ending September 30, 1997)

 *10.10 Employment Agreement dated as of August 12, 1998 between Alan A.
        Broussard and Transocean Offshore Inc. (filed as Exhibit 10.1 to the
        Company's Form 10-Q for the quarter ending September 30, 1998)

 *10.11 Deferred Compensation Plan of Transocean Offshore Inc. effective July
        1, 1998 (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ending September 30, 1998)

 +21    Subsidiaries of the Company

 +23    Consent of Ernst & Young LLP

 +24    Powers of Attorney

 +27(1) Financial Data Schedule

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

   (b) Reports on Form 8-K

   There were no reports on Form 8-K filed during the quarter ending December 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.

                                          TRANSOCEAN OFFSHORE INC.

                                                  /s/Robert L. Long
                                          By:__________________________________
                                                     Robert L. Long
                                                  Senior Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 19, 1999.


              Signature                                 Title

   /s/  J. Michael Talbert           Chairman of the Board and Chief Executive
                                        Officer (Principal Executive Officer)
-----------------------------------
        J. Michael Talbert

   /s/    Robert L. Long               Senior Vice President, Chief Financial
                                          Officer and Treasurer (Principal
-----------------------------------              Financial Officer)
          Robert L. Long

   /s/Barbara S. Koucouthakis              Vice President and Controller
                                           (Principal Accounting Officer)
-----------------------------------
      Barbara S. Koucouthakis

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

                 *                                    Director
-----------------------------------
           Max L. Lukens

                 *                                    Director
-----------------------------------
        Martin B. McNamara

                 *                                    Director
-----------------------------------
           Kristian Siem

                 *                                    Director
-----------------------------------
        Fridtjof Lorentzen

                 *                    Director, President and Chief Operating
                                                       Officer
-----------------------------------
         W. Dennis Heagney

*By:/s/ Barbara S. Koucouthakis
  --------------------------------
      Barbara S. Koucouthakis
        (Attorney-in-Fact)