Form 10-Q
period 1999-03-31
TRANSOCEAN OFFSHORE INC
filed 1999-05-11
CIK 314047

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO                 .

                         COMMISSION FILE NUMBER 1-7746

                                 ------------

                           TRANSOCEAN OFFSHORE INC.
            (Exact name of registrant as specified in its charter)

                                 ------------

               DELAWARE                                  72-0464968
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)


           4 GREENWAY PLAZA
            HOUSTON, TEXAS                                  77046
(Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  (713) 871-7500

                                 ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     As of April 30, 1999, 100,560,300 shares of common stock, par value $.01 per share, of Transocean Offshore Inc. were outstanding.


================================================================================

                           TRANSOCEAN OFFSHORE INC.

                              INDEX TO FORM 10-Q

                         QUARTER ENDED MARCH 31, 1999

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION
------------------------------

     ITEM 1. Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 1999 and 1998....................   2

           Condensed Consolidated Balance Sheets
            March 31, 1999 and December 31, 1998..........................   3

           Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1999 and 1998....................   4

           Notes to Condensed Consolidated Financial Statements...........   5

     ITEM 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................   10

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk...   22

PART II - OTHER INFORMATION
---------------------------

     ITEM 1. Legal Proceedings............................................   23

     ITEM 6. Exhibits and Reports on Form 8-K.............................   24

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Transocean Offshore Inc. and consolidated subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1999         1998
                                                          --------     --------
                                                          (In thousands, except
                                                             per share data)
Operating Revenues                                        $306,359     $258,313
                                                          --------     --------

Costs and Expenses
 Operating and maintenance                                 146,591      131,948
 Depreciation and amortization                              32,001       28,078
 General and administrative                                  6,669        6,968
                                                          --------     --------
                                                           185,261      166,994
                                                          --------     --------

Operating Income                                           121,098       91,319
                                                          --------     --------

Other Income (Expense), Net
 Equity in earnings of joint ventures                        3,224        2,333
 Interest income                                               548          868
 Interest expense, net of amounts capitalized               (2,388)      (7,107)
 Gain on termination of cash flow sharing agreement              -       21,386
 Other, net                                                 (1,587)       1,215
                                                          --------     --------
                                                              (203)      18,695
                                                          --------     --------

Income Before Income Taxes                                 120,895      110,014

Income Taxes                                                35,664       32,454
                                                          --------     --------

Net Income                                                $ 85,231     $ 77,560
                                                          ========     ========

Earnings Per Share
 Basic                                                    $   0.85     $   0.78
                                                          ========     ========
 Diluted                                                  $   0.85     $   0.77
                                                          ========     ========

Weighted Average Shares Outstanding
 Basic                                                     100,329       99,673
                                                          --------     --------
 Diluted                                                   100,758      100,683
                                                          --------     --------
Dividends Paid Per Share                                  $   0.03     $   0.03
                                                          ========     ========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                                March 31,   December 31,
                                                                  1999         1998
                                                               -----------   ----------
                                                           (In thousands, except share data)
Cash and Cash Equivalents                                      $   45,938    $   69,453
Accounts Receivable                                               198,055       217,494
Deferred Income Taxes                                               9,949             -
Materials and Supplies                                             34,214        33,928
Prepayments                                                         7,089         9,596
Costs Incurred on Drilling Services Projects in Progress            2,249        31,161
                                                               ----------    ----------
 Total Current Assets                                             297,494       361,632
                                                               ----------    ----------

Property and Equipment                                          2,761,728     2,659,020
Less Accumulated Depreciation                                     560,275       530,949
                                                               ----------    ----------
 Property and Equipment, net                                    2,201,453     2,128,071
                                                               ----------    ----------

Goodwill, net                                                     670,761       675,243
Investments in and Advances to Joint Ventures                      38,311        55,544
Other Assets                                                       28,039        30,453
                                                               ----------    ----------
 Total Assets                                                  $3,236,058    $3,250,943
                                                               ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                               $   36,864    $   40,939
Accrued Income Taxes                                               90,621        58,711
Current Portion of Long-Term Debt                                  23,294        18,672
Deferred Income Taxes                                                  -          1,420
Other Current Liabilities                                          68,598        72,679
                                                               ----------    ----------
 Total Current Liabilities                                        219,377       192,421
                                                               ----------    ----------

Long-Term Debt                                                    681,946       813,953
Deferred Income Taxes                                             241,359       229,979
Other Long-Term Liabilities                                        32,058        35,947
                                                               ----------    ----------
 Total Long-Term Liabilities                                      955,363     1,079,879
                                                               ----------    ----------

Preferred Stock, $0.10 par value; 50,000,000 shares authorized,
 none issued and outstanding                                            -             -
Common Stock, $0.01 par value; 150,000,000 shares authorized,
 104,344,300 shares issued, including shares in treasury, and
 100,560,300 shares outstanding at March 31, 1999, and
 104,335,127 shares issued, including shares in treasury,
 and 100,551,127 shares outstanding at December 31, 1998            1,043         1,043
Less Common Stock in Treasury, at cost; 3,784,000 shares
 at March 31, 1999 and December 31, 1998                         (144,297)     (144,297)
Additional Paid-in Capital                                      1,535,661     1,535,201
Retained Earnings                                                 668,911       586,696
                                                               ----------    ----------
 Total Stockholders' Equity                                     2,061,318     1,978,643
                                                               ----------    ----------
 Total Liabilities and Stockholders' Equity                    $3,236,058    $3,250,943
                                                               ==========    ==========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                   $  85,231    $  77,560
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                 32,001       28,078
   Deferred income taxes                                             11        9,757
   Equity in earnings of joint ventures                          (3,224)      (2,333)
   (Gain) loss on disposal of assets                                551       (2,048)
   Deferred income, net                                          (2,466)      (2,858)
   Deferred expenses, net                                         1,974        1,348
   Other, net                                                     1,194       (4,185)
   Changes in operating assets and liabilities
    Accounts receivable                                          17,563      (42,972)
    Accounts payable                                             (3,494)     (15,808)
    Income taxes receivable/payable, net                         31,910       21,850
    Other current assets                                         30,452        6,990
    Other current liabilities                                    (4,692)      (7,460)
                                                              ---------    ---------
Net Cash Provided by Operating Activities                       187,011       67,919
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                          (100,982)    (114,833)
 Proceeds from disposal of assets, net                              212          601
 Joint ventures and other investments                            20,450        4,144
                                                              ---------    ---------
Net Cash Used in Investing Activities                           (80,320)    (110,088)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) on revolving line of credit       (125,000)      50,600
 Dividends paid                                                  (3,016)      (2,998)
 Repayment of notes payable                                      (2,307)      (2,308)
 Proceeds from issuance of common stock under
  stock-based compensation plans                                    727          654
 Other, net                                                        (610)        (385)
                                                              ---------    ---------
Net Cash Provided by (Used in) Financing Activities            (130,206)      45,563
                                                              ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents            (23,515)       3,394
                                                              ---------    ---------
Cash and Cash Equivalents at Beginning of Period                 69,453       54,225
                                                              ---------    ---------
Cash and Cash Equivalents at End of Period                    $  45,938    $  57,619
                                                              =========    =========

                            See accompanying notes.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - GENERAL

BASIS OF CONSOLIDATION - The accompanying condensed consolidated financial statements of Transocean Offshore Inc. and its consolidated subsidiaries (the "Company") have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

SUPPLEMENTARY CASH FLOW INFORMATION - Cash payments for interest and income taxes, net were $9.1 million and $3.7 million, respectively, for the three months ended March 31, 1999 and $8.2 million and $2.0 million, respectively, for the three months ended March 31, 1998.

GOODWILL - Goodwill is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of March 31, 1999 and December 31, 1998 totaled $47.2 million and $42.7 million, respectively.

CAPITALIZED INTEREST - Interest costs for the construction and upgrade of qualifying assets are capitalized. The Company capitalized interest costs on construction work in progress of $9.7 million and $6.6 million for the three months ended March 31, 1999 and 1998, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a material effect on the results of operations or the financial position of the Company. The Company will adopt SFAS No. 133 as of January 1, 2000.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 2 -  UPGRADE AND EXPANSION OF DRILLING FLEET

The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $101.0 million during the three months ended March 31, 1999.

The following table summarizes actual and projected expenditures (including capitalized interest) for the Company's major construction projects.

                                                      Discoverer     Discoverer     Discoverer
(Expenditures in millions)                            Enterprise       Spirit       Deep Seas
                                                      ----------   --------------   ----------

Cumulative at December 31, 1998                         $    302            $124      $    106
Actual for the three months ended March 31, 1999              35              26            26
                                                        --------            ----    ----------
Cumulative at March 31, 1999                                 337             150           132
Projected - 1999 through completion                           65             195           210
                                                        --------            ----    ----------
 Projected Total Costs                                  $    402            $345      $    342
                                                        ========            ====    ==========

NOTE 3 - DEBT

Debt is comprised of the following:

                                                        March 31,                  December 31,
                                                          1999                         1998
                                                       ---------                   -----------
                                                                   (In thousands)
  Revolving Credit Facility                             $195,000                      $320,000
  Project Financing Agreement                            186,990                       186,990
  8.00% Debentures, net of discount                      199,249                       199,243
  7.45% Notes                                            100,000                       100,000
  6.90% Notes Payable                                     23,077                        25,384
  Other                                                      924                         1,008
                                                        --------                      --------
   Total Debt                                            705,240                       832,625
  Less Current Maturities                                 23,294                        18,672
                                                        --------                      --------
   Total Long-Term Debt                                 $681,946                      $813,953
                                                        ========                      ========

Project Financing Agreement - In connection with the ongoing construction of the Discoverer Enterprise and the completed upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc., entered into a project financing agreement effective December 27, 1996 with a group of banks led by ABN AMRO Bank, N.V., as agent (the "Project Financing Agreement"). Approximately $323 million is available in two tranches for drawdowns during the construction period. The first tranche of approximately $62.9 million is to be repaid upon completion of construction and acceptance of the two rigs by Amoco Production Company ("Amoco"). It bears an interest rate of LIBOR plus 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $62.9 million through borrowings under the Revolving Credit Facility; accordingly, the $62.9 million due in 1999 was not classified as current because it is the intent of management to refinance on a long-term basis. The second

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


tranche of approximately $259.9 million (of which $124.1 million in borrowings were outstanding as of March 31, 1999) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two rigs by Amoco. The term financing, which is to be paid out of cash flows from the two rigs, matures over a period of five years. Amoco has contracted the Transocean Amirante for a period of up to five years and the Discoverer Enterprise for a period of five years following their respective acceptance dates. The Company expects the term financing to consist of borrowings under a lease securitization facility provided by the agent at a floating interest rate (which has been converted to a fixed rate by the interest rate swap transactions described below) plus a margin of 0.36 percent for amounts fully amortized by cash flows from the Amoco contracts and a margin of 0.62 percent for the remaining amounts, if any.

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

During April 1999, Transocean Enterprise Inc. amended the terms of its interest rate swap transactions, which effectively lock in a fixed interest rate for the term financing under the Project Financing Agreement, to adjust the payment schedule for the anticipated construction delays. In connection with the amendment, the fixed rate Transocean Enterprise Inc. will pay increased from an average of 6.545 percent to 6.583 percent. The estimated variable interest rates Transocean Enterprise Inc. will receive in the swap transactions has decreased slightly from December 31, 1998 to March 31, 1999. The net unrealized loss on the interest rate swaps is $7.0 million as of March 31, 1999.

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - EARNINGS PER SHARE

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                                             Three Months Ended
                                                                                   March 31,
                                                                            -----------------------
                                                                              1999          1998
                                                                            -------       ---------
                                                                      (In thousands, except per share data)

Net Income for basic and diluted earnings per share                         $ 85,231       $ 77,560
                                                                            ========       ========

Weighted-average shares for basic earnings per share                         100,329         99,673
Effect of dilutive securities
 Employee stock options and unvested stock grants                                429          1,010
                                                                            --------       --------
Adjusted weighted-average shares and assumed conversions
 for diluted earnings per share                                              100,758        100,683
                                                                            ========       ========

Basic earnings per share                                                    $   0.85       $   0.78
                                                                            ========       ========

Diluted earnings per share                                                  $   0.85       $   0.77
                                                                            ========       ========

NOTE 5 - SEGMENTS

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

                   TRANSOCEAN OFFSHORE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                     1999         1998
                                                                  ----------   ----------
                                                                      (In thousands)
OPERATING REVENUES
Mobile Units
  U.S. Gulf of Mexico                                              $ 96,054     $ 71,455
  Europe                                                            113,778      110,479
  Other Western Hemisphere                                           33,275       25,924
  Other Eastern Hemisphere                                            7,761       15,240
                                                                   --------     --------
Total Mobile Units                                                  250,868      223,098
                                                                   --------     --------
Drilling Services                                                    55,491       35,215
                                                                   --------     --------
TOTAL OPERATING REVENUES                                           $306,359     $258,313
                                                                   ========     ========

OPERATING INCOME (LOSS) (A)
Mobile Units
 U.S. Gulf of Mexico                                               $ 60,996     $ 41,344
 Europe                                                              40,697       37,067
 Other Western Hemisphere                                            20,572       16,086
 Other Eastern Hemisphere                                             1,821        5,661
 Other (b)                                                           (4,023)      (1,451)
                                                                   --------     --------
Total Mobile Units                                                  120,063       98,707
                                                                   --------     --------
Drilling Services                                                     8,082         (105)
                                                                   --------     --------
Total Operating Income for Reportable Segments                      128,145       98,602
Corporate Expenses                                                   (7,047)      (7,283)
                                                                   --------     --------
TOTAL OPERATING INCOME                                              121,098       91,319
                                                                   --------     --------

 Equity in earnings of joint ventures                                 3,224        2,333
 Interest income                                                        548          868
 Interest expense, net of amounts capitalized                        (2,388)      (7,107)
 Gain on termination of cash flow sharing agreement                       -       21,386
 Other, net                                                          (1,587)       1,215
                                                                   --------     --------
OTHER INCOME (EXPENSE), NET                                            (203)      18,695
                                                                   --------     --------

INCOME BEFORE INCOME TAXES                                         $120,895     $110,014
                                                                   ========     ========

(a)  After depreciation and amortization expense.
(b) Other includes operations and engineering overhead expenses not allocated to geographic areas of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in connection with the information contained in the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

Transocean Offshore Inc. is a leading international provider of deepwater and harsh-environment contract drilling services for oil and gas wells. The Company currently owns, has ownership interests in or operates 30 mobile offshore drilling rigs. Transocean's fleet consists of seven fourth-generation semisubmersibles, fourteen second- and third-generation semisubmersibles, three drillships, including the Discoverer Enterprise which is currently in the final stages of construction and testing, and six jackup rigs. The Company also has under construction two additional Discoverer Enterprise-class drillships, to be named Discoverer Spirit and Discoverer Deep Seas. The Company contracts these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill offshore wells. The Company also provides additional drilling services, including turnkey drilling, coiled tubing drilling and well intervention and management of third-party drilling service activities.

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

                                                             Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                            1999           1998
                                                         ----------   --------------
                                                                (In thousands)
OPERATING REVENUES
Mobile Units
  U.S. Gulf of Mexico                                     $ 96,054         $ 71,455
  Europe                                                   113,778          110,479
  Other Western Hemisphere                                  33,275           25,924
  Other Eastern Hemisphere                                   7,761           15,240
                                                          --------         --------
Total Mobile Units                                         250,868          223,098
                                                          --------         --------
Drilling Services                                           55,491           35,215
                                                          --------         --------
TOTAL OPERATING REVENUES                                  $306,359         $258,313
                                                          ========         ========

OPERATING INCOME (LOSS) (a)
Mobile Units
 U.S. Gulf of Mexico                                      $ 60,996         $ 41,344
 Europe                                                     40,697           37,067
 Other Western Hemisphere                                   20,572           16,086
 Other Eastern Hemisphere                                    1,821            5,661
 Other (b)                                                  (4,023)          (1,451)
                                                          --------         --------
Total Mobile Units                                         120,063           98,707
                                                          --------         --------
Drilling Services                                            8,082             (105)
                                                          --------         --------
Total Operating Income for Reportable Segments             128,145           98,602
Corporate Expenses                                          (7,047)          (7,283)
                                                          --------         --------
TOTAL OPERATING INCOME                                     121,098           91,319
                                                          --------         --------

 Equity in earnings of joint ventures                        3,224            2,333
 Interest income                                               548              868
 Interest expense, net of amounts capitalized               (2,388)          (7,107)
 Gain on termination of cash flow sharing agreement              -           21,386
 Other, net                                                 (1,587)           1,215
                                                          --------         --------
OTHER INCOME (EXPENSE), NET                                   (203)          18,695
                                                          --------         --------

INCOME BEFORE INCOME TAXES                                $120,895         $110,014
                                                          ========         ========

(a)  After depreciation and amortization expense.
(b) Other includes operations and engineering overhead expenses not allocated to geographic areas of operations.

QUARTER ENDED MARCH 31, 1999, COMPARED TO QUARTER ENDED MARCH 31, 1998

Net income for the three months ended March 31, 1999 was $85.2 million or $0.85 per share, diluted, compared to $77.6 million or $0.77 per share, diluted, for the first quarter of 1998, an increase of $7.6 million or $0.08 per share, diluted. The increase for 1999 as compared to 1998 resulted primarily from increased dayrates and improved results from turnkey drilling services in Mexico. The three months ended March 31, 1998 included a one-time $21.4 million pre-tax gain ($13.9 million after tax or $0.14 per share, diluted) on the termination of a cash flow sharing agreement with Global Marine Inc. ("Global Marine").

Revenues were $306.4 million for the three months ended March 31, 1999, compared to $258.3 million for the prior year quarter, an increase of $48.1 million or
18.6 percent. Operating income was $121.1 million in the first quarter of 1999 compared to $91.3 million in the first quarter of 1998, an increase of $29.8 million or 32.6 percent. The increase in revenues and operating income for 1999 resulted primarily from increased dayrates from the prior year quarter and higher revenue and operating income from the turnkey drilling services operation in Mexico.

Revenues and operating income from Mobile Units increased in the first quarter of 1999 compared to the prior year quarter. The average dayrate for the Company's semisubmersible drilling rigs and drillships was approximately $132,100 in the first quarter of 1999, compared to approximately $112,800 in the first quarter of 1998, an increase of 17 percent. The Company's jackup drilling rigs experienced a 12 percent increase in average dayrates for the first quarter of 1999 as compared to the prior year quarter. Fleetwide rig utilization decreased to 90 percent in the first quarter of 1999 from 98 percent in the first quarter of 1998, reflecting the fact that one semisubmersible was idle since January 11, 1999 and that one jackup rig was idle during the entire first quarter.

In the U.S. Gulf of Mexico, the increases in revenues and operating income resulted from higher dayrates earned during the current quarter as well as from the results of one rig working in the region that had been in the shipyard in the first quarter of 1998 undergoing an upgrade. In Europe, the increases in revenues and operating income resulted from higher dayrates. Utilization decreased from the prior year quarter due to the fact that one rig that was working during the corresponding period in 1998 was idle since January 11, 1999. Revenues and operating income in Other Western Hemisphere benefited from the inclusion of results from one rig for the entire quarter of 1999 that operated in the U.S. Gulf of Mexico for a portion of the corresponding period in 1998. The dayrate for this rig also experienced a significant increase over the prior year period. Other Eastern Hemisphere experienced a decrease in revenues and operating income primarily due to lower dayrates and utilization. One jackup rig that was working the entire period in 1998 was idle the entire period in 1999.

Revenues and operating income from Drilling Services increased in the first three months of 1999 compared to the first quarter of 1998. This increase primarily reflects higher revenues and operating income from turnkey and subsequent daywork operations associated with the turnkey drilling project in Mexico.

Depreciation and amortization expense increased by $3.9 million in the three month period ending March 31, 1999 over the same period in 1998. The increase was due primarily to additional depreciation resulting from the capitalization of property and equipment associated with the Company's completed major upgrade and construction projects.

Other expense, net increased to $0.2 million in the first quarter of 1999 compared to other income, net of $18.7 million in the prior year period. In the first quarter of 1998, the Company recognized a $21.4 million pre-tax gain on the termination of a cash flow sharing agreement with Global Marine. Interest expense decreased in the first quarter of 1999 primarily due to lower average debt balances.

Income tax expense increased by $3.2 million due primarily to higher pre-tax earnings in the first quarter of 1999 over the same period in 1998. The Company's effective tax rate remained the same in the first quarter of 1999 compared to the same period in 1998 and was lower than the U.S. statutory rate due primarily to the permanent reinvestment of earnings of certain foreign operations.

MARKET OUTLOOK

Rig utilization averaged 90 percent (versus 95 percent, fourth quarter 1998) fleetwide and 93 percent (versus 99 percent, fourth quarter 1998) for the Company's 20 fully owned and active floating drilling units. The decrease in fleetwide utilization was primarily due to the Transocean Explorer becoming idle upon the expiration of its contract in the first quarter. Average dayrates during the first quarter of 1999 improved to $117,500 (versus $114,100, fourth quarter 1998) fleetwide and $132,100 (versus $125,100, fourth quarter 1998) for the Company's floaters, due primarily to the Transocean Arctic and the Discoverer 534 commencing new higher-rate contracts during the first quarter and to the Discoverer Seven Seas receiving a premium dayrate while drilling in over 7,000 feet of water. As of April 30, 1999, the Company had 67% of its fleet days committed for the remainder of 1999 (including the Discoverer Enterprise, which is expected to be placed in service during the second quarter of 1999) and 42% for the year 2000.

The significant decreases in oil prices that began in late 1997 and continued throughout 1998 resulted in oil and gas companies reducing their exploration and development activity in line with reduced price expectations. During 1998 and the first quarter of 1999, a number of oil and gas companies also completed or announced consolidation transactions that have resulted in or are likely to result in additional reductions in exploration and development activity. In addition, rig availability has increased as a result of expiring contracts and construction by drilling contractors of new rigs that are capable of competing with the Company's deepwater and harsh-environment rigs. Although most of these new rigs are being built pursuant to long-term contract commitments, there can be no assurance that such contracts will not be cancelled or terminated or that the customers for the new rigs will not seek to "farm-out" such rigs. This decline in exploration and development activity and increased rig availability has created a highly competitive market for contract drilling services, with corresponding reductions in utilization and dayrates for all classes of offshore rigs.

Oil prices have recently recovered to the level of early 1998, suggesting there could be an improving long-term fundamental outlook for the offshore drilling business. However, despite the commodity price improvement, the Company expects that in the near term its customers will continue a cautious approach to exploration and development spending until these commodity price gains prove to be sustainable.

The Company anticipates that its ability to secure contracts for its 10 fully owned drilling units that become available due to contract expirations during the remainder of 1999, and for the three units that are currently idle, will be adversely affected by continuing market weakness. Depending on market conditions at the time the units become available, the Company may be required to sign lower-rate follow-on contracts or stack some of these units during 1999. In addition to the loss of revenues associated with stacking rigs, the Company may be required to incur additional expenses associated with severance and related payments to rig operating personnel. As of April 30, 1999, two of the Company's jackups and one second-generation semisubmersible were stacked with no contract.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Cash flows provided by operations were $187.0 million for the three months ended March 31, 1999, compared to $67.9 million for the three months ended March 31, 1998, an increase of $119.1 million. The increase in cash provided by operations was primarily due to increases provided by net working capital components in the 1999 quarter over the 1998 quarter.

Cash flows used in investing activities in the first quarter of 1999 were $80.3 million, compared to $110.1 million in the first quarter of 1998. The decrease resulted primarily from a $20.5 million capital distribution received in respect of an equity investment in the first quarter of 1999 compared to a $3.3 million capital distribution received in the first quarter of 1998. Capital expenditures decreased by $13.9 million in the first quarter of 1999 as compared to the first quarter of 1998.

Cash flows used in financing activities were $130.2 million in the first three months of 1999, compared to cash flows provided by financing activities of $45.6 million in the first three months of 1998. The increase in cash used in financing activities was primarily due to repayments on the revolving line of credit during the first quarter of 1999 compared to borrowings during the first quarter of 1998.

CAPITAL EXPENDITURES

The Company's investments in its existing fleet and previously announced fleet additions continue to require significant capital expenditures. Capital expenditures totaled $101 million during the three months ending March 31, 1999 and are expected to be approximately $440 million during the remainder of the year, including amounts that will be spent on the construction of the deepwater drillships Discoverer Enterprise, Discoverer Spirit and Discoverer Deep Seas.

The following table summarizes actual and projected expenditures (including capitalized interest) for the Company's major construction projects.

                                                        Discoverer   Discoverer   Discoverer
(Expenditures in millions)                              Enterprise     Spirit     Deep Seas
                                                        ----------   ----------   ---------
Cumulative at December 31, 1998                               $302         $124        $106
Actual for the three months ended
  March 31, 1999                                                35           26          26
                                                              ----         ----        ----
Cumulative at March 31, 1999                                   337          150         132
Projected - April 1, 1999 through December 31, 1999             65          180         140
Projected - 2000                                                 -           15          70
                                                              ----         ----        ----
Projected Total Costs                                         $402         $345        $342
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

DEBT

Project Financing Agreement - In connection with the ongoing construction of the Discoverer Enterprise and the completed upgrade of the Transocean Amirante, the Company's wholly owned subsidiary, Transocean Enterprise Inc., entered into a project financing agreement effective December 27, 1996 with a group of banks led by ABN AMRO Bank, N.V., as agent (the "Project Financing Agreement"). Approximately $323 million is available in two tranches for drawdowns during the construction period. The first tranche of approximately $62.9 million is to be repaid upon completion of construction and acceptance of the two rigs by Amoco Production Company ("Amoco"). It bears an interest rate of LIBOR plus 0.35 percent. The Company expects to lend Transocean Enterprise Inc. the necessary funds to repay the $62.9 million through borrowings under the Revolving Credit Facility. The second tranche of approximately $259.9 million (of which $124.1 million in borrowings were outstanding as of March 31, 1999) bears an interest rate of LIBOR plus 0.85 percent during the construction period and is convertible to term financing upon completion of construction and acceptance of the two rigs by Amoco. The term financing, which is to be paid out of cash flows from the two rigs, matures over a period of five years. Amoco has contracted the Transocean Amirante for a period of up to five years and the Discoverer Enterprise for a period of five years following their respective acceptance dates. The Company expects the term financing to consist of borrowings under a lease securitization facility provided by the agent at a floating interest rate (which has been converted to a fixed rate by the interest rate swap transactions described below) plus a margin of 0.36 percent for amounts fully amortized by cash flows from the Amoco contracts and a margin of 0.62 percent for the remaining amounts, if any.

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

During April 1999, Transocean Enterprise Inc. amended the terms of its interest rate swap transactions, which effectively lock in a fixed interest rate for the term financing under the Project Financing Agreement, to adjust the payment schedule for the anticipated construction delays. In connection with the amendment, the fixed rate Transocean Enterprise Inc. will pay increased from an average of 6.545 percent to 6.583 percent. The estimated variable interest rates Transocean Enterprise Inc. will receive in the swap transactions has decreased slightly from December 31, 1998 to March 31, 1999. The net unrealized loss on the interest rate swaps is $7.0 million as of March 31, 1999.

Credit Agreement - In connection with the 1996 combination with Transocean ASA, the Company entered into a credit agreement dated as of July 30, 1996 with a group of banks led by

ABN AMRO Bank, N.V. (the "Credit Agreement"). The Credit Agreement, as subsequently amended, provides for borrowing by the Company under a revolving credit facility in the amount of $540 million (the "Revolving Credit Facility"). Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.25 percent at March 31, 1999) that varies depending on the Company's funded debt to total capital ratio or its public senior unsecured debt rating. The Credit Agreement requires compliance with various restrictive covenants, including an interest coverage ratio, which could limit the Company's ability to pay dividends in the future. The Credit Agreement has a maturity date of July 2002.

LETTERS OF CREDIT

The Company had letters of credit outstanding at March 31, 1999 totaling $35.6 million, including $28.6 million relating to a legal dispute with Kvaerner Installasjon a.s (see Part II. Item 1. Legal Proceedings). The remaining $7.0 million guarantees various insurance and contract bidding activities.

SHELF REGISTRATION

In July 1998, the Company filed with the Securities and Exchange Commission
(the "SEC") a $450 million shelf registration statement on Form S-3 for the proposed offering from time to time of senior or subordinated debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock, common stock or other securities. The registration statement was declared effective by the SEC on July 20, 1998. This registration statement effectively amends and carries forward the unused portion of the Company's prior registration statement on Form S-3 without registering any additional amount of securities.

DERIVATIVE INSTRUMENTS

The Company enters into a variety of derivative financial instruments in connection with the management of its exposure to fluctuations in foreign exchange rates and interest rates. The Company does not enter into derivative transactions for speculative purposes; however, for accounting purposes certain transactions may not meet the current criteria for hedge accounting.

Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments, which do not qualify as hedges for accounting purposes, are recognized currently based on the change in market value of the derivative instruments. At March 31, 1999 and 1998, the Company did not have any foreign exchange derivative instruments not qualifying as hedges.

The Company uses interest rate swap agreements to effectively convert a portion of its floating rate debt to a fixed rate basis, reducing the impact of interest rate changes on future income. Interest rate swaps are designated as a hedge of underlying future interest payments. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At March 31, 1999, the net unrealized loss on open interest rate swaps was $7.0 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates and interest rates, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company. The Company will adopt SFAS 133 as of January 1, 2000.

PROPOSED CORPORATE REORGANIZATION

On March 11, 1999, the Company's board of directors approved a corporate reorganization that will result in the Company becoming a Cayman Islands corporation ("Transocean-Cayman") rather than a Delaware corporation. In April 1999, the Company filed with the SEC a registration statement on Form S-4 for the exchange of shares in connection with the corporate reorganization. The registration statement was declared effective on April 12, 1999. The Company believes the reorganization will give it greater flexibility in seeking to lower its worldwide effective corporate income tax rate and allow it to restructure its business to improve operational efficiencies, including improved worldwide cash management. In addition, the Company anticipates that the reorganization may increase its access to international capital markets, broaden its investor base by making its securities more attractive to non-U.S. investors and may result in a more favorable corporate structure for expansion of its current business through creation of foreign joint ventures and future acquisition opportunities. In the reorganization, each share of the Company's common stock will be converted into one ordinary share of Transocean-Cayman. The Company expects the shares of Transocean-Cayman to be listed on the New York Stock Exchange under "RIG," the same symbol under which the Company's common stock is currently listed. The proposed reorganization is subject to certain conditions to closing, including approval by the Company's shareholders at their annual meeting on May 13, 1999. Closing is expected to occur promptly following the annual meeting, if the shareholders vote affirmatively for the reorganization. Following the reorganization, the name of Transocean-Cayman will be "Transocean Offshore Inc."

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

The Company's Year 2000 plan focuses on Year 2000 compliance in two distinct areas--(i) rig-based operational systems and control devices and (ii) all other business, financial and engineering systems, including third-party systems upon which the Company may rely. The Company's efforts are directed towards areas that are reasonably within its control. The plan is being implemented under the direction of senior management by the Company's information systems and technology personnel and operations personnel with appropriate expertise. The five phases of the Company's plan--inventory, assessment, remediation, testing and verification, and contingency planning--are in varying stages of completion, and ultimate completion of the plan is expected by December 31, 1999.

Inventory - The Company conducted a survey of computer systems, computer-controlled equipment, control systems, and electronic devices, including equipment with embedded microprocessors, onboard each rig to identify those systems and devices to be reviewed for Year 2000 compliance. With respect to business, financial and engineering systems, the Company surveyed all of its internal hardware and software systems worldwide. Key third-party businesses whose year 2000 failures would most significantly impact the Company were identified. The inventory phase is substantially complete.

Assessment - Once each at-risk system or device is identified, users are asked to assess how critical the system or device is to the safety and operations of the Company. For rig-based systems, the Company has requested letters of compliance from its third-party vendors and suppliers for all at-risk items identified in the survey and, in addition, is conducting its own tests where possible to verify compliance. The assessment phase for rig-based systems, applications and devices is approximately 80 percent complete. With respect to business, financial and engineering systems, letters of compliance are being sought from all vendors of standard systems, and the Company plans to conduct tests of selected systems to provide an enhanced degree of confidence for Year 2000 compliance. The assessment phase for these systems is approximately 95 percent complete. The Company's assessment phase is expected to be substantially completed in the third quarter 1999.

Remediation - Critical systems and devices identified by the survey that are likely to be affected by the Year 2000 issue are in the process of being modified or replaced. A number of these systems and devices had already been identified for renewal or replacement in connection with the Company's ongoing maintenance programs. In some cases, systems or equipment may be covered by warranties, while other vendors are providing software upgrades at minimal costs. The Company believes its Year 2000 compliance plan has adequately identified and addressed Year 2000 issues with respect to critical operational and safety systems and devices. With respect to business, financial and engineering systems, replacement or modification of known non-compliant systems has commenced. The remediation phase is approximately 60 percent complete with respect to rig-based systems, applications and devices and is more than 50 percent complete with respect to business, financial and engineering systems. The Company's remediation phase is expected to be substantially completed by October 31, 1999 except for the replacement of the maintenance/purchasing/ inventory system on certain European rigs, which are scheduled for installation in the fourth quarter of 1999. To the extent that certain of these rigs are not operating in the fourth quarter of 1999, or are not anticipated to operate in the first quarter of 2000, the

Company may choose to delay the replacement of this system. Such delay is not expected to have a material impact on the results of operations of the Company. The replacement of this system on such rigs would be finalized as part of preparing them for their next contract.

Testing and Verification - The testing and verification phase includes establishing a test environment, performing systems testing (with third parties if necessary) and verifying the results. The verification process entails having experienced personnel review test results, computer screens and printouts against pre-established criteria to ensure system or device compliance. In the case of program logic chips, access to internal programs is frequently not possible; however, a review of program diagrams is completed to determine if any date or time dependency exists. All internal systems and devices identified as critical operational and safety systems and devices, along with critical business hardware and software systems will be tested. With respect to rig-based systems, the Company has instituted an ongoing compliance procedure that starts with the results of the initial survey followed by analysis, vendor participation, corrective action, testing and continuous reappraisal. Testing and verification is currently underway and is expected to continue throughout 1999. The Company has initiated written and telephonic communications with key third-party businesses as well as public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Year 2000 compliance.

Contingency Planning - The Company is in the process of developing specific contingency plans for critical operational and business systems and devices in the event of Year 2000-related disruptions. The Company's rig-based operations manuals also include documented policies and procedures in the event of an emergency or equipment failure. The effect of significant Year 2000 disruptions with direct suppliers of materials and supplies needed for ongoing rig operations is being considered. An overall corporate contingency plan will be compiled with input from both operations personnel and information systems and technology personnel.

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

Costs - The Company has expended approximately $0.7 million through March 31, 1999 and expects additional expenditures of approximately $3 million to complete implementation of its

Year 2000 plan, some of which will be capitalized. The Company does not separately track the internal costs of employees who are not working full-time on the Company's Year 2000 plan.

Although the Company's failure to implement fully its Year 2000 compliance plan or the occurrence of an unexpected Year 2000 problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition, based upon the work performed to date and the anticipated completion of the plan during December 1999, the Company does not believe that such matters will have a material adverse effect. During 1999, the Company will continue and expand its efforts to address potential disruptions in areas where the Company's operations rely on third parties. In addition, the Company's international operations may be adversely affected by failures of businesses in other parts of the world to take adequate steps to address the Year 2000 problem. While such failures could affect the operations of the Company, either directly or indirectly, in a significant manner, the Company cannot estimate either the likelihood or the potential cost of such failures.

The nature and focus of the Company's efforts to address the Year 2000 problem may be revised periodically as interim goals are achieved or new issues are identified.

FORWARD-LOOKING INFORMATION

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements involving expected capital expenditures, liquidity requirements, the timing of completion of capital projects, the Company's plans and expectations with regard to Year 2000 issues, the Company's expectations with regard to market outlook, and the proposed reorganization of the Company as a Cayman Island corporation. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to the level of activity in offshore oil and gas exploration, development and production (particularly in deepwater and harsh-environment regions), exploration success by producers, oil and gas prices, work stoppages by Spanish shipyard workers, competition and market conditions in the contract drilling industry, delays or cost overruns on construction projects, the ability to enter into and the terms of future contracts, risks inherent in turnkey contracts, the availability of qualified personnel, the outcome of periodic wage negotiations with unions representing certain Norwegian offshore workers, operating hazards, political and other uncertainties inherent in foreign operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, the adequacy of sources of liquidity, the effect of litigation and contingencies, the success of the Company in implementing its Year 2000 compliance plan, the failure of financial and other service providers to be Year 2000 compliant on a timely basis, and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt--Project Financing Agreement" and "--Liquidity and Capital Resources--Derivative Instruments."

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company has certain claims pending involving a dispute of work performance by and amounts owed to the Kvaerner shipyard in Norway and contested tax assessments by the municipality of Rio de Janeiro, Brazil. These matters have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material developments in these previously reported matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed in connection with this Report:



NUMBER                     DESCRIPTION
------                     -----------

 *2.1 Agreement and Plan of Merger and Conversion dated as of March 12, 1999 between the Company and Transocean Offshore (Texas) Inc., a Texas corporation (filed as Exhibit 2.1 to the Registration Statement on Form S-4 Registration No. 333-75899 of Transocean Offshore (Texas) Inc. filed April 8, 1999)

 27.1     Financial Data Schedule.

---------
* Incorporated by reference.

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on March 15, 1999 reporting under Item 5. thereof a proposed corporate reorganization of the Company and including as an exhibit the press release relating thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 1999.

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